Form 10-K
period 1993-12-31
EQUITABLE OF IOWA COMPANIES
filed 1994-03-07
CIK 225300

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1993.

Commission file number 0-8590

                        EQUITABLE OF IOWA COMPANIES

          (Exact name of registrant as specified in its charter)

                Iowa                                 42-1083593

(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

        604 Locust Street, P.O. Box 1635
                Des Moines, Iowa                            50306

     (Address of principal executive offices)             (Zip Code)

Registrant's Telephone Number, including area code : (515)  245-6911

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class         Name of each exchange on which registered

      Common Stock                      New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [   ].

The aggregate market value of voting stock (Common Stock) held by nonaffiliates of the registrant as of February 24, 1994, was $741,467,000.

As of February 24, 1994, 31,522,823 shares of Common Stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in registrant's proxy statement for the annual meeting of shareholders to be held April 28, 1994, is incorporated by reference into Part III hereof.

PART I

ITEM 1. Business

Overview

Equitable of Iowa Companies ("company"), a Des Moines, Iowa based insurance holding company organized in 1977, is a provider of individual annuity and life insurance products, targeting middle-income individuals and small businesses throughout the United States. Through its insurance subsidiaries, Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG"), the company offers its products in 49 states and the District of Columbia. Equitable Life was founded in 1867 and is the oldest life insurance company west of the Mississippi. The company began actively marketing annuity products in 1988, principally through USG, which was acquired by the company in 1988 as a shell organization. Both Equitable Life and USG are rated "A+" (Superior) by A.M. Best. A.M. Best's ratings are directed toward the protection of policyholders, not investors.

The company has had a rapid rate of growth in assets over the past few years, primarily as a result of increased demand for its annuity products. The company's total assets grew 27%, 16% and 26% in 1993, 1992 and 1991, respectively. Industry-wide asset growth averaged 7% in 1992 and 10% in 1991, based on information compiled by the American Council of Life Insurance. The company's total assets at December 31, 1993 were $6.4 billion, compared to $5.1 billion at December 31, 1992. The company achieved its growth in assets while generating spreads and an overall level of profitability that met or exceeded its objectives.

In 1993, the company increased the number of authorized shares of common stock from 35,000,000 to 70,000,000 shares and declared a 2-for-1 stock split to holders of record on May 12, 1993. On October 21, 1993 a public offering of 2,300,000 shares of common stock was completed netting a per share price of $33.16 to the company after underwriting discount and expenses.

Strategy

The company's continuing strategy to achieve its growth and profit goals is to:

     - offer a diversified portfolio of annuity and life insurance products designed to appeal to a broad range of customers in the fast-growing retirement savings market segment;

     -    expand its existing base of over 33,000 agents;

     - provide superior, cost-effective service to its policyholders and agents, brokers and other producers;

     -    maintain high quality ratings;

     - issue competitive products with protection from early policy termination; and

     - maintain high quality investments having maturities consistent with the characteristics of the company's policy liabilities.

The company believes that, because of its diversified portfolio of annuity and life insurance products, it is well-positioned to take advantage of certain demographic and economic trends that are expected to increase demand for these types of products. These trends include: an aging "baby boomer" segment of the population that is increasingly concerned about retirement and estate planning; an increase in the number of families that are concerned about maintaining their standard of living at retirement; lower public confidence that government and employer-provided benefits at retirement will be sufficient; and the recent increase in individual federal income tax rates.

The company believes that ratings also are important in attracting customers, and give it a competitive advantage over other companies in the annuity marketplace. The company intends to manage its business to preserve its current ratings.

The company structures its products to contractually protect itself from early policy termination. The majority of the company's life insurance products currently sold incorporate a charge for early withdrawal of the cash value of the policy. In addition, all deferred annuity policies sold by the company include surrender charges, which generally decline over time and apply only during a stated period. In recent years, the company has increased the average surrender charges and lengthened the average period during which charges are assessed.

The company's investment strategy emphasizes current income and low credit risk. The persistency of the company's products enables the company to lengthen the duration of its investments. Longer maturities typically provide higher yields than shorter maturities. These higher yields, together with the overall quality of the investment portfolio, allow the company to maintain competitive crediting rates on its interest-sensitive products.

Products

The company offers, through its insurance subsidiaries, a portfolio of life insurance and annuity products designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. For all products, the target market is middle-income individuals, families and small businesses throughout the United States. The company requires that each of its products be priced to earn an adequate margin between the return to the policyholder and the return earned by the company on its investments.

Annuities. Annuities are long-term savings vehicles that are particularly attractive to customers over the age of 50 who are planning for retirement and seeking secure, tax-deferred savings products. The individual annuity business is a growing segment of the savings and retirement market, and among the fastest growing segments of the life insurance industry. Annuity products currently enjoy an advantage over certain other retirement savings products, because the payment of federal income taxes on interest credited on annuity policies is deferred during the investment accumulation period.


The company offers a variety of annuity products. Single premium deferred annuities ("SPDAs"), in general, are savings vehicles in which the policyholder, or annuitant, makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the company's annuities have a minimum guaranteed crediting rate. The company also offers flexible premium deferred annuities ("FPDAs"). FPDAs are deferred annuities in which the policyholder may elect to make more than one premium payment. The company does not currently underwrite variable annuity products, although the company is developing plans to market these products in 1994.

The company had 160,000 in force deferred annuity policies at December 31, 1993, with an average account balance of $26,000.

At least once each month the company establishes an interest crediting rate for its new annuity policies. In determining the company's interest crediting rate on new policies, management considers the competitive position of the company, prevailing market rates and the profitability of the annuity product. The company maintains the initial crediting rate for a minimum period of one year. Thereafter, the company may adjust the crediting rate not more frequently than once a year. In establishing renewal crediting rates, the company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the company's in force annuity policies ranged from 4.5% to 10.0% at December 31, 1993. All of the company's annuity products have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy. At December 31, 1993, less than 6% of the company's in force annuity policies had rates credited for a multi-year period.

Certain of the company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 0.5% to 2.5%. The bonus and the base crediting rates are fully disclosed in the annuity contract. The expected renewal crediting rate on such policies is lower than the expected rate on the company's comparable products that do not have a bonus feature.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for lost investment opportunities and costs if policies are withdrawn early. Under the terms of the company's policies, the policyholder is permitted to withdraw all or part of the premium paid plus the amount credited to his or her account, less a surrender charge for withdrawals. Certain of the company's deferred annuity contracts provide for penalty-free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with the majority of such policies being issued with a surrender charge period of more than seven years. The average length of the surrender period on the company's deferred annuity policies issued during 1993 was
10.6 years. The initial surrender charge on annuity policies generally ranges from 5% to 20% of the premium and decreases over the surrender charge period. At December 31, 1993, 75% of the company's annuity liabilities were subject to a surrender charge of 5% or more, and only 4% carried no surrender penalty.

In 1992, the company introduced a number of annuity products with a Market Value Adjustment feature, in which a "market value adjustment" is applied to adjust the applicable surrender charge (either up or down but not below the amount of the initial premium plus credited interest at a stated rate) during the surrender charge period. MVA policies accounted for 53% of the company's total annuity sales during 1993 and 18% of total annuity liabilities at December 31, 1993.

The company also markets tax-qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax-exempt organizations. Teachers and other school employees purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the company's other annuity products. Therefore, the company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket (early 40s to early 50s) who have a longer period to retirement, such as combining a higher crediting interest rate with a longer surrender charge period. The company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an on-going source of premium renewals. During 1993, the company derived 6% of its annuity premiums from TSAs and expects this percentage to continue to grow over time. In addition to TSAs, the company also sells other tax-qualified retirement annuities such as individual retirement annuities and simplified employee pension plans. Total tax-qualified retirement annuity premiums totalled $390 million, or 35% of total annuities sold during 1993.

Life Insurance Products. The company offers a variety of traditional, universal and term life insurance products. Traditional life insurance policies incorporate a fixed premium schedule and combine guaranteed insurance protection with a savings feature. Traditional life policies cost more than comparable term life insurance coverage when the policyholder is younger but less as the policyholder grows older. The policyholder may borrow against the accumulated cash value, with policy loans typically available at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy at any time and receive the accumulated cash value, less any applicable withdrawal charge, rather than continuing the insurance protection. The company currently offers fixed premium current interest and other traditional life insurance products, and its insurance in force also includes participating policies.

Universal life insurance products provide whole life insurance and adjustable rates of return related to current interest rates.
Policyholders may vary the frequency and size of their premium payments, although policy benefits may also fluctuate according to such payments.

Term life insurance policies provide insurance protection for unexpected death during the period in which the policy is in force, generally one, five, ten or twenty years. These products are designed to meet customers' shorter-term needs because the policies do not have an investment feature and no cash value is built up. Term life premiums are accordingly lower than certain of the company's other products. The company's current term life products include annually renewable term and five-year, ten-year and fifteen-year renewable and convertible term.

In order to discourage early policy withdrawals and to partially compensate the company for lost investment opportunities and costs if policies are terminated, all of the company's universal life and interest-sensitive policies issued since 1986 have incorporated withdrawal charges or similar provisions. At December 31, 1993, 16% of the company's life insurance liabilities were subject to such charges.

Reserves. In accordance with applicable insurance regulations, the company records as liabilities in its statutory financial statements, actuarially determined reserves that are calculated to meet future obligations under outstanding insurance policies. The reserves are based on statutorily recognized methods using prescribed morbidity and mortality tables, as applicable, and interest rates. Reserves include premium deposits, claims that have been reported but are not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. The company's reserves satisfy statutory requirements.

The reserves reflected in the company's Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). These reserves are based upon the company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation, and the use of the net level premium method for all non interest-sensitive products and at full account value with no reduction for surrender penalties, for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

The following table sets forth certain consolidated information regarding the development of the company's annuity and insurance business and its reserves calculated based on GAAP for each of the five years in the period ended December 31, 1993. Premiums represent premiums and deposits received (as adjusted for due and deferred premiums), and include premiums on universal life and investment contracts as well as premiums on traditional products.

(Table following)

                        PRODUCTS AND SOURCES OF BUSINESS
                             (Dollars in thousands)

As of and for the year ended
  December 31               1993        1992        1991        1990        1989
_________________________________________________________________________________
First year and single premiums:
  Annuities and
    other investment
    contracts         $1,104,222    $871,310    $461,805    $590,922    $814,734
  Universal life          11,345       8,139      10,904      12,460       8,253
  Fixed premium
    current interest       4,404       4,594       4,103       5,067       4,761
  Participating               --          --      12,420      12,615      14,297
  Term and other           2,826       1,977       1,698       2,160       1,289
                      ___________ ___________ ___________ ___________ ___________
    Total first-year
      and single
      premiums        $1,122,797    $886,020    $490,930    $623,224    $843,334
                      =========== =========== =========== =========== ===========

Total premiums:
  Annuities and
    other investment
    contracts         $1,117,255    $883,951    $474,447    $599,334    $819,253
  Universal life          44,784      38,993      39,251      37,294      31,268
  Fixed premium
    current interest      14,821      13,178      11,462      10,239       7,809
  Traditional whole
    life nonpar            7,146       7,794       8,549       9,559      10,636
  Participating           31,323      32,550      35,240      37,626      41,638
  Term and other           8,401       2,678       7,245      12,664       6,993
                      ___________ ___________ ___________ ___________ ___________
    Total premiums    $1,223,730    $979,144    $576,194    $706,716    $917,597
                      =========== =========== =========== =========== ===========

New life insurance written (at face amount):
  Universal life        $628,086    $510,409    $584,693    $712,387    $600,165
  Fixed premium
    current interest     157,567     166,249     160,228     210,302     234,276
  Term and other         630,923     721,369     393,327     425,441     448,115
                      ___________ ___________ ___________ ___________ ___________
    Total new life
     insurance
     written          $1,416,576  $1,398,027  $1,138,248  $1,348,130  $1,282,556
                      =========== =========== =========== =========== ===========

As of and for the year ended
  December 31               1993        1992        1991        1990        1989
_________________________________________________________________________________
Life insurance in force (at face amount): 1
  Universal life      $4,637,995  $4,178,116  $3,955,898  $3,684,396  $3,258,494
  Fixed premium
    current interest     891,499     805,204     721,003     639,894     502,442
  Traditional whole
    life nonpar          385,984     407,934     437,630     480,991     535,467
  Participating        1,112,765   1,159,629   1,242,055   1,348,223   1,457,695
  Term and other       2,589,638   2,376,443   2,035,146   1,946,654   1,837,680
                      ___________ ___________ ___________ ___________ ___________
    Total life
     insurance
     in force         $9,617,881  $8,927,326  $8,391,732  $8,100,158  $7,591,778
                      =========== =========== =========== =========== ===========

Reserves:
  Annuities and
    other investment
    contracts         $4,440,259  $3,320,188  $2,443,545  $1,932,489  $1,275,516
  Universal life         296,435     264,584     240,033     212,202     181,266
  Fixed premium
    current interest      67,035      55,456      45,349      36,707      27,954
  Traditional whole
    life nonpar          154,929     153,038     158,774     158,402     160,121
  Participating          581,291     575,627     580,079     587,652     595,933
  Term and other          38,136      34,620      31,635      31,957      26,833
                      ___________ ___________ ___________ ___________ ___________
    Total reserves    $5,578,085  $4,403,513  $3,499,415  $2,959,409  $2,267,623
                      =========== =========== =========== =========== ===========

1 Before reduction for ceded reinsurance of:  1993 - $1,326,020; 1992 -
  $1,242,003; 1991 - $1,066,555; 1990 - $996,939 and 1989 - $861,853.

Sales are not concentrated in any geographical area, nor are assets and profitability separately attributed to geographical areas. The states from which the most life and annuity premiums were received are: 1993 - California 15.9%; 1992 - California 11.6%; 1991 - Texas 13.6%; 1990 - Texas
14.5% and 1989 - California 11.0%.

Marketing and Distribution

The company maintains a diverse distribution network that seeks to provide high quality service to its customers, including the company's policyholders, agents, brokers and other producers, while controlling costs. USG has a variable cost distribution system and markets its products through over 32,000 insurance brokerage agents and 70 financial institutions, such as banks and thrifts. Equitable Life distributes its products through a sales force of approximately 290 career agents, 420 insurance brokerage agents and 210 other personal producers. During 1993, sales through insurance brokerage agents and financial institutions represented 95% of the company's annuity sales, and 18% of life insurance sales.

Since 1992, the company has offered certain life insurance products through USG's distribution network and certain of USG's annuity products through Equitable Life's agents and producers. The company intends to continue to take advantage of opportunities to expand the range of products offered through both distribution networks.

USG relies primarily on national and regional wholesale marketing organizations to market its products and to recruit agents and other producers. The organizations typically recruit agents for USG by advertising USG's products and its commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing USG and its products. USG compensates the marketing organization by paying it a percentage of the commissions earned on new annuity and insurance policies generated by the agents recruited by the organizations. USG generally does not enter into exclusive arrangements with these marketing organizations.

Certain of the marketing organizations with which USG has a relationship are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as TSA policies. USG believes that use of wholesale marketing organizations is a cost-effective means of recruiting capable agents and brokers, and advertising its products. The company employs marketing personnel and customer service representatives who respond by telephone to questions from agents, brokers and other producers regarding USG and its products. The company believes that the high level of service it provides to the agents, brokers and other producers who market and sell its products helps establish a relationship between the company and its sales force, and that such interaction also provides marketing opportunities.

Equitable Life utilizes a career insurance agent system to sell its individual life insurance and annuity policies. Located nationwide, these career agents primarily distribute Equitable Life products. Equitable Life provides the agents with a professional support program that includes a competitive benefits package, ongoing training, assistance in professional certification, and advertising and advanced sales support. In addition, Equitable Life provides conferences and seminars designed to motivate and train its career agents. Equitable Life also distributes its products through an increasing number of insurance brokerage agents and other personal producers, who are provided with a comparable professional support program, but not the benefits package offered to career agents.

Ratings

A. M. Best, an independent insurance industry rating organization, assigns fifteen letter ratings to insurance companies. A. M. Best's ratings currently range from "A++" to "F" and some insurance companies are not rated. A. M. Best performs a quantitative and qualitative evaluation for each company it rates. The quantitative evaluation compares a company's performance to industry standards established by A. M. Best in three areas: profitability, leverage, and liquidity. The qualitative evaluation examines eight factors for each company: spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, adequacy of surplus, capital structure, management's experience and objectives, and policyholders' confidence. A. M. Best also may review other qualitative factors. Publications of A. M. Best indicate that "A+" and "A++" ratings are assigned to those companies which, in A. M. Best's opinion, have achieved superior overall performance when compared to the standards established by
A. M. Best and generally have demonstrated a strong ability to meet their policyholder obligations over a long period of time. A. M. Best's ratings are directed toward the protection of policyholders, not investors.

Equitable Life has received A. M. Best's quality rating of "A+" (Superior) (or comparable rating) since the ratings were established in 1905. USG has also received A. M. Best's rating of "A+" (Superior), which was based on the consolidated financial condition and operating performance of USG and its parent, Equitable Life.

Underwriting

Substantially all of the life insurance policies written by the company's insurance subsidiaries are individually underwritten, although standardized underwriting procedures have been adopted for certain coverages. The company uses information from a prospective policyholder's application, and in some cases, inspection reports, doctors' statements or medical examinations, to determine whether a policy should be issued as applied for, issued at a higher premium because of unfavorable factors, or rejected. In addition, the company may request medical examinations from any applicant, regardless of age and amount of insurance, if information obtained from the application or other sources indicates an examination is advisable before determining to underwrite the risk. The company requires medical examinations for applicants for insurance in excess of prescribed amounts. Underwriting with respect to annuities is minimal.

The increasing incidence of Acquired Immune Deficiency Syndrome ("AIDS") is expected to adversely affect mortality rates for the life insurance industry. The company regularly requires applicants for insurance in excess of $100,000 to submit to blood screening for AIDS, drug and alcohol abuse and other factors.


Investments

The company's investment philosophy emphasizes the careful underwriting of credit risk, identifying relative values within a range of investment choices, providing liquidity to meet operating needs and maximizing current income. As part of its objective of effective asset-liability management, the company conducts computer simulations which model its assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the company's investment portfolio has been structured with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate credited on its reserves.

Competition

The insurance and annuity business is highly competitive with numerous companies offering similar products through comparable marketing and distribution systems. Companies typically compete for policyholders on the basis of benefit rates, financial strength and customer service and compete for agents and brokers on the basis of commissions, financial strength and customer service. The company maintains competitive policy benefit rates. However, the company believes that it competes primarily on the basis of its high-level of customer service and its financial strength.

Regulation

The company's life insurance operations are conducted in a highly regulated environment. Each aspect of the company's insurance operations may be affected by regulatory authorities to some degree. Each of the company's insurance subsidiaries is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. Such laws and regulations and the level of supervisory authority that may be exercised by the state insurance agencies vary from jurisdiction to jurisdiction. The primary regulators of the Company's insurance operations are the Commissioner of Insurance for the State of Iowa for Equitable Life and the Commissioner of Insurance for the State of Oklahoma for USG.

State insurance laws generally provide regulators with broad administrative and supervisory powers related to the grant and revocation of licenses to transact business, the establishment of guaranty fund associations, the licensing of agents, the approval of policy forms, the establishment of reserve requirements, the prescription of the form and content of required financial statements and reports, the determination of the reasonableness and adequacy of statutory capital and surplus, and the regulation of the type and amount of investments permitted.

Although the federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the insurance business. Federal legislation has been proposed from time to time relating in general to the solvency of insurers and other subjects.

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the state's authority to regulate insurance companies. The NAIC, in conjunction with state regulators, also has been reviewing existing insurance laws and regulations. The NAIC recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards, and restrictions on an insurance company's ability to pay dividends to its stockholders.

Other Operations

Locust Street Securities, Inc. ("LSSI"), a wholly-owned subsidiary of the company, markets mutual funds, variable annuities, tax-exempt bond funds and investment-oriented products of other companies primarily through Equitable Life career agents. Founded in 1968, LSSI also contracts with agents of other companies to be a wholesaler of broker/dealer products. LSSI has a distribution network of approximately 550 representatives in 44 states.

Employees

At December 31, 1993, the company had 379 full-time and 8 part-time employees. The company provides its employees with a comprehensive range of employee benefit programs. The company believes that its employee relations are excellent.





ITEM 2.  Properties

Substantially all of the company's business is carried on in leased facilities located at 604 Locust Street, 699 Walnut Street, and 700 Locust Street in Des Moines, Iowa. All owned properties consist of real estate held for investment purposes or acquired through foreclosure. Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices and office furniture and equipment, and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. The company believes that its present facilities are adequate for its anticipated needs.


ITEM 3.  Legal Proceedings

From time to time, in the ordinary course of business, the company is involved in litigation. Management believes it is unlikely that the outcome of any pending litigation will have a material adverse effect on the company's financial condition.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

Stock Symbols

Prior to September 13, 1993, the company's common stock was quoted on the NASDAQ National Market System with a stock symbol of EQIC. On and after September 13, 1993, the company's common stock was quoted on the New York Stock Exchange with a stock symbol of EIC.

Quarterly Stock Quotations

The following table shows the range of high and low closing sales prices per share of Common Stock of the company for the periods indicated as reported on the NASDAQ National Market System prior to September 13, 1993. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. Prices on or after September 13, 1993 are as reported on the New York Stock Exchange. Prices prior to June 2, 1992 have been adjusted to give effect to the two-for-one stock split payable to stockholders of record as of May 14, 1992, and prices prior to June 1, 1993 have been adjusted to give effect to a second two-for-one stock split payable to stockholders of record as of May 12, 1993. Prices prior to the consolidation of the company's Class A and Class B common stock into a single class of Common Stock on a one-for-one basis on May 1, 1992 reflect prices of the company's Class B common stock.

                                             High       Low       Close
                                             ____________________________
       1992
       First Quarter.........                13-7/8     9-5/8     13-3/16
       Second Quarter......                  14-5/8     11-3/4    12-5/8
       Third Quarter........                 18-3/4     13-1/4    17-5/8
       Fourth Quarter.......                 22-1/2     17-1/4    22-1/2

       1993
       First Quarter.........                28         20-7/8    24-3/4
       Second Quarter......                  28-1/2     23        24
       Third Quarter........                 39         24        38-1/2
       Fourth Quarter.......                 38-5/8     30-1/4    33-7/8

       1994
       First Quarter (as of
       February 24, 1994).....               34         29-1/8    33-1/4

Number of Holders of Record

The number of holders of record of common stock was 946 at February 24, 1994, the dividend record date.

Dividends

Cash dividends are paid quarterly, at an amount determined by the Board of Directors. The corporation's bank credit arrangements restrict the amount of dividends paid annually on its common stock. Also, insurance regulations restrict the amount of dividends that can be paid to the company by Equitable Life. See Note 1 to the consolidated financial statements and Item 7, Management's Discussion and Analysis - Liquidity and Capital Resources.

Dividends paid per share of common stock, after giving effect to the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992, were $0.405 in 1993 and $0.35 in 1992.

Transfer Agent and Registrar

Boatmen's Trust Company, 510 Locust, P.O. Box 14768, St. Louis, Missouri
63178.

ITEM 6.  Selected Financial Data

The following table sets forth a consolidated summary of selected financial data for the company and its subsidiaries (all significant intercompany accounts have been eliminated) for each of the last ten years. In this table the years ended December 31, 1984 through 1987 have been restated to reflect the implementation of SFAS No. 97 in 1988. In addition, the years ended December 31, 1984 through 1991 have been restated to reflect the sale of Younkers, Inc. in 1992 and treatment of that entity as a discontinued operation. This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(Table following)

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)
As of and for the year ended
  December 31               1993        1992        1991        1990        1989
_________________________________________________________________________________
Consolidated results:
  Revenues              $572,968    $458,374    $400,289    $340,750    $273,230
  Operating income 1      68,911      49,309      40,121      35,636      24,399
  Income from continuing
    operations 2          87,156      57,260      24,740      20,772      26,083
  Net income 3            87,156      54,506      40,530      23,204      20,609

Per share data: 4
  Operating income 1       $2.33       $1.72       $1.42       $1.26       $0.85
  Income from continuing
    operations 2            2.95        1.99        0.87        0.74        0.91
  Net income 3              2.95        1.90        1.43        0.82        0.72

Consolidated financial position:
  Assets              $6,431,435  $5,066,874  $4,231,361  $3,652,687  $2,896,253
  Debt and redeemable
    preferred stock       84,214      89,508      95,602     107,920     103,926
  Stockholders'
    equity               527,962     373,801     322,780     285,026     270,106

Common stock data: 4
  Dividends per share     $0.405       $0.35       $0.32       $0.29       $0.27
  Book value per share     16.76       12.89       11.35       10.05        9.67
  Price
    range             20.88-39.00 9.63-22.50  4.25-10.88   3.38-8.00   5.50-9.06
  Closing price            33.88       22.50       10.50        4.25        7.81
  Shares outstanding
    at year
    end               31,504,586  28,994,640  28,428,176  28,366,588  27,937,600
  Average shares
    outstanding
    during year       29,540,274  28,688,660  28,392,860  28,349,760  28,777,192

As of and for the year ended
  December 31               1993        1992        1991        1990        1989
_________________________________________________________________________________
Ratios and other data:
  Return on assets -
    net income               1.5%        1.2%        1.0%        0.7%       0.8%
  Return on equity -
   operating income
    (continuing
    operations)             15.3%       15.2%       15.4%       16.1%      12.5%
  Return on equity -
    net income              19.3%       15.6%       13.3%        8.4%       7.5%
  Year-end debt to
    total capital           13.8%       19.3%       22.8%       27.5%      27.8%
  Year-end price to
    earnings               11.5x       11.8x        7.3x        5.2x       10.9x
  Year-end price to
    book value              2.0x        1.7x        0.9x        0.4x        0.8x
  Year-end total market
    capital-
    ization           $1,067,218    $652,379    $298,496    $120,558    $218,263

Pro forma amounts assuming change in accounting for par business had been applied retroactively:

  Income from continuing
    operations           $87,156     $57,260     $24,740     $20,772     $26,083
  Net income 3            87,156      54,506      40,530      23,204      20,609

  Income from continuing
    operations
    per share               2.95        1.99        0.87        0.74        0.91
  Net income
    per share 3             2.95        1.90        1.43        0.82        0.72

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains or losses (net of related income taxes) and excluding amortization of deferred policy acquisition costs related to realized gains and losses (net of related income taxes). Operating income in 1991 excludes the after-tax income effect ($10,259,000) ($(0.36) per share) of accrual for insurance guaranty fund assessments.
2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991).
3 Includes the cumulative effect of changes in the method of accounting for postretirement benefits of $(4,678,000) ($(0.16) per share) in 1992 and deferred income taxes of $9,444,000 ($0.34 per share) in 1991.
4 Share and per share amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992.

                      SELECTED FINANCIAL DATA - CONTINUED
                 (Dollars in thousands, except per share data)
As of and for the year ended
  December 31               1988        1987        1986        1985        1984
_________________________________________________________________________________
Consolidated results:
  Revenues              $198,008    $202,282    $203,721    $217,897    $187,760
  Operating income 1      16,410      14,303      11,737       9,366      10,706
  Income from continuing
    operations 2          16,819      21,233      17,557      22,979      11,480
  Net income 3            36,668      26,071      29,600      27,840      14,769

Per share data: 4
  Operating income 1       $0.49       $0.40       $0.32       $0.21       $0.22
  Income from continuing
    operations 2            0.50        0.60        0.48        0.58        0.24
  Net income 3              1.10        0.73        0.81        0.72        0.33

Consolidated financial position:
  Assets              $1,969,674  $1,688,091  $1,633,867  $1,664,333  $1,647,704
  Debt and redeemable
    preferred stock       54,231      25,500      41,889      38,540      48,313
  Stockholders'
    equity               276,610     248,046     257,217     239,717     220,727

Common stock data: 4
  Dividends per share      $0.25       $0.23       $0.21       $0.21       $0.21
  Book value per share      8.37        7.35        7.09        6.61        6.09
  Price
    range              4.69-5.63   4.00-6.75   4.00-5.94   3.04-4.33   2.88-3.96
  Closing price             5.50        4.25        5.75        4.21        3.10
  Shares outstanding
    at year
    end               33,061,656  33,765,720  36,265,476  36,249,072  36,249,066
  Average shares
    outstanding
    during year       33,259,548  35,495,744  36,258,786  36,249,072  37,292,808

As of and for the year ended
  December 31               1988        1987        1986        1985        1984
_________________________________________________________________________________
Ratios and other data:
  Return on assets -
    net income               2.0%        1.6%        1.8%        1.7%       0.9%
  Return on equity -
   operating income
    (continuing
    operations)              9.1%        8.2%        7.4%        7.6%       9.2%
  Return on equity -
    net income              14.0%       10.3%       11.9%       12.1%       6.7%
  Year-end debt to
    total capital           16.4%        9.3%       14.0%       13.9%      18.0%
  Year-end price to
    earnings                5.0x        5.8x        7.1x        5.8x        9.4x
  Year-end price to
    book value              0.7x        0.6x        0.8x        0.6x        0.5x
  Year-end total market
    capital-
    ization             $181,839    $143,504    $208,526    $152,548    $112,523

Pro forma amounts assuming change in accounting for par business had been applied retroactively:

  Income from continuing
    operations           $16,819     $25,594     $22,628     $24,852     $14,325
  Net income 3            25,113      30,432      34,671      29,713      17,614

  Income from continuing
    operations
    per share               0.50        0.72        0.62        0.64        0.32
  Net income
    per share 3             0.76        0.86        0.95        0.77        0.41

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains or losses (net of related income taxes).
2 Excludes the cumulative effect of the change in the method of accounting for the participating line of business in 1988.
3 Includes the cumulative effect of change in the method of accounting for the participating line of business of $11,555,000 ($0.35 per share) in 1988.
4 Share and per share data amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992. Additionally, 1985 and prior years have also been restated to reflect the 50% stock dividend in December 1986.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a
consolidated basis.   The consolidated financial statements include the
accounts of the company and its subsidiaries, all of which are wholly-owned at December 31, 1993. The company's retail subsidiary, Younkers, Inc. was sold through a public stock offering on April 29, 1992 and has been classified as a discontinued operation. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG").

FINANCIAL CONDITION

Investments

The company's total investments grew 27.5% in 1993 compared to 25.6% in 1992. This growth in the company's investment portfolio resulted from record sales of the company's insurance and annuity products. The company carefully monitors the growth of its insurance operations in order to maintain adequate capital ratios. The sale of 2,300,000 shares of the company's common stock in October 1993 generated net proceeds totalling $76,264,000, $70,000,000 of which has been contributed to the company's insurance subsidiaries to fund growth in these operations over the next several years. With the availability of this capital, the company has established a goal of growing assets at least 20% annually.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At December 31, 1993, 99.7% of the company's investments, excluding policy loans, were in cash or fixed income investments. Fixed income investments consist of government and agency mortgage-backed securities (6.5%); investment grade corporate and conventional mortgage-backed securities, as determined by either Standard & Poor's Corporation ("Standard & Poor's") or Moody's Investors Service ("Moody's") (79.1%); below investment grade corporate securities (6.6%) and mortgage loans on real estate (6.3%).

The company reports its fixed maturity securities at amortized cost. The company purchases such investments with the intention to hold them to maturity. Several factors demonstrate the company's ability to hold investments until maturity. The company's insurance and annuity liabilities are long term by nature. The company has generally experienced low lapse rates on its insurance policies, and all whole life and annuity policies currently being sold have features that tend to discourage lapse
or surrender of policies.   In addition, one of the company's investment
objectives is to manage its portfolio so that the duration of its assets is consistent with the duration of its liabilities.

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which changes the accounting treatment afforded the company's fixed maturity securities. This SFAS is discussed below under the caption "Emerging Accounting and Regulatory Issues."

At December 31, 1993, the ratings assigned by Standard & Poor's and Moody's to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                               Carrying      % of      Estimated      % of
                                Value        Total    Market Value    Total
                             _______________________________________________
                                            (Dollars in thousands)
Ratings assigned by
Standard & Poor's:
 U.S. governments, agencies
  & AAA Corporates            $1,680,081      33.1%    $1,744,217      32.3%
 AA+ to AA-                      257,178       5.1%       272,588       5.0%
 A+ to A-                      1,710,493      33.7%     1,869,991      34.6%
 BBB+ to BBB-                    880,202      17.3%       950,988      17.6%
 BB+ to BB-                      283,338       5.6%       293,277       5.4%
 B+ to B-                         64,337       1.3%        65,712       1.2%
 D                                 7,058       0.1%         6,020       0.1%
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)              93,737       1.8%        99,088       1.8%
 Rated 2 (BBB+ to BBB-)           51,764       1.0%        53,620       1.0%
 Rated 3 (BB+ to BB-)             44,037       0.9%        46,088       0.9%
 Rated 4 (B+ to B-)                4,592       0.1%         5,162       0.1%
 Rated 6 (CI, D)                     698       0.0%           160       0.0%
 Redeemable preferred stock          711       0.0%           447       0.0%
                             _______________________________________________
Total fixed maturities        $5,078,226     100.0%    $5,407,358     100.0%
                             ===============================================

                               Carrying      % of      Estimated      % of
                                Value        Total    Market Value    Total
                             _______________________________________________
                                            (Dollars in thousands)
Ratings assigned by Moody's:
 U.S. governments, agencies
 & Aaa Corporates             $1,619,494      31.9%    $1,680,702      31.1%
 Aa1 to Aa3                      220,244       4.3%       231,234       4.3%
 A1 to A3                      1,755,038      34.7%     1,916,365      35.4%
 Baa1 to Baa3                    874,751      17.2%       947,072      17.5%
 Ba1 to Ba3                      282,519       5.6%       294,296       5.4%
 B1 to B3                         61,749       1.2%        62,464       1.2%
 Ca                                7,058       0.1%         6,020       0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)             152,563       3.0%       160,416       3.0%
 Rated 2 (Baa1 to Baa3)           52,872       1.0%        54,970       1.0%
 Rated 3 (Ba1 to Ba3)             45,937       0.9%        48,051       0.9%
 Rated 4 (B1 to B3)                4,592       0.1%         5,161       0.1%
 Rated 6 (CI, Ca)                    698       0.0%           160       0.0%
 Redeemable preferred stock          711       0.0%           447       0.0%
                             _______________________________________________
Total fixed maturities        $5,078,226     100.0%    $5,407,358     100.0%
                             ===============================================

Note: Estimated market values of publicly traded securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC").


Net unrealized appreciation of fixed maturity investments of $329,132,000 was comprised of gross appreciation of $354,088,000 and gross depreciation of $24,956,000 on the individual securities.

At December 31, 1993, below investment grade securities, using the higher rating by Moody's or Standard & Poor's, totalled $361,869,000, or 6.6% of the company's investment portfolio. Included in this total were $105,374,000 of securities, rated investment grade when purchased and later downgraded. The company estimates that the market value of its below investment grade portfolio was $371,370,000, or 102.6% of carrying value, at December 31, 1993.

Below investment grade securities have different characteristics than investments in investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities because below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below investment grade securities usually have high levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, investment policy limitations, and diversification by company and by industry.

During 1993, the company purchased 31 below investment grade securities at a total cost of $187,162,000. At December 31, 1993 these securities were rated 2 or 3 by the NAIC and had an estimated market value of $185,047,000. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. During 1993, the company sold two below investment grade securities with a combined carrying value of $5,481,000. These sales resulted from a deterioration in the credit quality of one of the security's issuers and due to expectations that the other security would be called. Gains of $284,000 were realized as a result of these sales. Also during 1993, portions of 10 other issues with a combined carrying value of $51,318,000 were called or repaid. Gains of $3,539,000 were recognized on these disposals. At December 31, 1993, the company's total investment in below investment grade securities consists of investments in 81 issuers totalling $361,869,000, or 6.6% of the company's investment portfolio compared to 60 issuers totalling $236,080,000, or 5.5% of the portfolio at December 31, 1992.


The company analyzes its investment portfolio at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. If impairment in value is determined to be other than temporary (i.e. the company has doubt about an issuer's ability to comply on a timely basis with the payment provisions of the instrument), the company prepares an estimate of net realizable value by estimating expected future cash flows from the investment and, in turn, recognizes the impairment as a charge to realized gains and losses if the estimated nondiscounted cash flows from the investment are less than the carrying value of the investment.

One below investment grade security with a carrying value of $699,000 and an estimated market value of $160,000 was in default at December 31, 1993. During the second quarter of 1993, the company determined that the decline in value of this security was other than temporary. As a result of that determination, the company recognized a pre-tax loss of $6,443,000 to write the security down to its estimated net realizable value of $699,000. The company's estimates of future cash flows from this security indicate that the company will recover its remaining carrying value, and, consequently, no additional writedown of carrying value is deemed necessary. The carrying value of the fixed maturity investment considered to have an other than temporary impairment represented 0.1% of total stockholders' equity at December 31, 1993.

The use of nondiscounted cash flows to evaluate net realizable value may result in lower realized losses in the current period than if the company had elected to use discounting in its evaluation process. Additionally, the rate of return actually realized by the company on investments whose value suffers an impairment that is other than temporary is less than the yield to maturity at the date of original purchase. This lower rate of return results from a downward adjustment in expected cash flows from the investment. The yield recognized in future periods on these investments may also be less than yields recognized on other investments or those yields expected when the securities were originally purchased. The company will be required to use fair value or discounted cash flows in evaluating net realizable value when it adopts SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. See Emerging Accounting and Regulatory Issues.

Below investment grade investments, as well as other investments, are monitored on an ongoing basis and future events may occur, or additional or updated information may be received, which may necessitate further write-downs of securities in the company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the company's net income in future periods.

At December 31, 1993, the company's below investment grade portfolio had a yield to maturity of 9.7% compared to 8.4% for the company's corporate investment grade portfolio. A reduction in the amount of the company's investments in below investment grade securities could have a negative impact on the company's operating results. The size of such impact would depend on many factors, including the magnitude of the reduction, the yield of alternative investments, and the interest rate credited to policyholder account balances.

During 1993, investment grade corporate and conventional mortgage-backed securities with a combined carrying value of $891,511,000 were called or prepaid by their issuers. Aggregate pre-tax gains of $47,385,000 were realized due to these disposals. These gains are treated as realized gains on investments in the company's financial statements, and are not a part of investment income. Aggregate pre-tax gains from sales, calls, tender offers, prepayments and write-downs of fixed maturity investments totaled $41,754,000 in 1993 compared to $7,001,000 in 1992.

At December 31, 1993, the company's fixed maturity investment portfolio had a combined yield of 8.5% compared to 9.3% at December 31, 1992. Since new investment rates are lower than the company's current portfolio yield, the overall yield on the company's investment portfolio is declining as cash flows from insurance and annuity sales are invested at relatively lower rates. This decline in yield is compounded as investments in higher yielding securities are called or repaid by their issuers and proceeds from these early payments are invested at current rates. The impact of these declining portfolio yields on the company's operating results will depend upon the magnitude of the decline and the level of interest rates credited to policyholder account balances. At December 31, 1993, the average annual interest rate in effect for interest-sensitive products, including annuities, universal life, and participating life policies, was 6.2% compared to 7.1% at December 31, 1992.

Mortgage loans make up approximately 6.3% of the company's investment portfolio, as compared to an industry average of 14.8%, as reported in the 1993 ACLI Fact Book. During 1992, the company resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $346,829,000 from $249,585,000 during 1993. The company expects this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 244 loans with an average size of $1,421,000 and average seasoning of 11 years if weighted by the number of
loans, and 5.7 years if weighted by mortgage loan carrying values.   The
company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1993, the yield on the company's mortgage loan portfolio was 9.0%.

Distribution of these loans by type of collateral and geographic location is as follows:

                                                            % of
                                # of        Carrying      Mortgage
                                Loans         Value       Portfolio
                             _______________________________________
Collateral Breakdown                    (Dollars in thousands)
- ----------------------
  Farm                                4          $203           0.1%
  Multi-family residential           25        66,806          19.2%
  Industrial                        116        98,614          28.4%
  Office buildings                   32        53,288          15.4%
  Retail                             64       115,033          33.2%
  Other                               3        12,885           3.7%
                             _______________________________________
Total                               244      $346,829         100.0%
                             =======================================

                                                            % of
                                # of        Carrying      Mortgage
                                Loans         Value       Portfolio
                             _______________________________________
Geographic Breakdown                    (Dollars in thousands)
- ----------------------
  New England                         2        $1,157           0.3%
  Middle Atlantic                    24        25,593           7.4%
  South Atlantic                     24        34,244           9.9%
  East North Central                 67        92,444          26.6%
  West North Central                 23        45,400          13.1%
  East South Central                  9        13,464           3.9%
  West South Central                 18        30,721           8.9%
  Mountain                            8        17,750           5.1%
  Pacific                            69        86,056          24.8%
                             _______________________________________
Total                               244      $346,829         100.0%
                             =======================================

During 1993, the company determined that the carrying value of one of its mortgage loans exceeded its estimated net realizable value. As a result of that determination, the company recognized a pre-tax loss of $363,000 to reduce the carrying value of the loan to its estimated net realizable value of $1,300,000. At December 31, 1993, 0.5% of the commercial mortgage portfolio, or $1,904,000, was delinquent by 90 days or more. In addition, the company holds $15,718,000 in foreclosed real estate. The company does not expect to incur material losses from these investments since delinquent loans represent a small percentage of the portfolio. The company has been able to recover 87% of the principal amount of problem mortgages that have been resolved in the last three years.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with less than 1/20th of 1% of the company's investments in default at December 31, 1993. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 106.5% of carrying value for accounting purposes at December 31, 1993.

Other assets

Accrued investment income increased $14,376,000 during 1993 due to an increase in new fixed income investments and in the overall size of the portfolio. Notes and other receivables increased $12,230,000 primarily as a result of the "gross-up" of receivables for reserve credits on ceded reinsurance totalling $9,931,000 as required by SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." Deferred policy acquisition costs increased $95,075,000 over year-end 1992 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales and premiums continued to exceed the amortization of costs deferred in previous periods. At December 31, 1993, the company had total assets of $6,431,435,000, an increase of 26.9% over total assets at December 31, 1992.

Liabilities

In conjunction with the volume of insurance and annuity sales and premiums, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $1,178,579,000, or 26.7%, during 1993. Total consolidated debt decreased $5,294,000 with the December 1993 maturity of bonds totalling $10,500,000, partially offset by a $5,226,000 increase in commercial paper notes payable. Total consolidated debt amounted to $84,214,000 at December 31, 1993. Other liabilities increased $23,438,000 from year-end 1992 levels primarily as the result of an increase in liabilities for outstanding checks and draft accounts payable related to the company's asset retention program.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990, could result in future assessments in material amounts. During 1991, the company established a reserve of $21,049,000 to cover such assessments, which was partially offset by $5,678,000 of expected related future premium tax credits. The company regularly reviews information regarding known failures and revises its estimate of future guaranty fund assessments accordingly. During 1993, this review caused the company to accrue and charge to expense an additional $2,109,000 to cover amounts not previously reserved. At December 31, 1993, the company has reserved $15,211,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totalling $8,309,000 for amounts expected to be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments.

At December 31, 1993, the company had total liabilities of $5,903,473,000 compared to $4,693,073,000 at December 31, 1992, a 25.8% increase.

Equity

At December 31, 1993, stockholders' equity was $527,962,000, or $16.76 per share, compared to $373,801,000, or $12.89 per share, on a restated basis at year-end 1992. The ratio of consolidated debt to total capital was 13.8% at December 31, 1993, down from 19.3% at year-end 1992 as stockholders' equity increased and consolidated debt decreased. At December 31, 1993, there were 31,504,586 common shares outstanding compared to a restated 28,994,640 shares at December 31, 1992. This increase is primarily the result of the completion of an offering of 2,300,000 shares of common stock by the company on October 21, 1993. December 31, 1992 share and per share amounts have been restated to reflect the impact of a 2-for-1 stock split on June 1, 1993.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are primarily monetary. One effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the company's subsidiaries are met by cash flow from insurance and annuity premiums, investment income, and maturities of fixed maturity investments and mortgage loans. The company primarily uses funds for the payment of insurance and annuity benefits, operating expenses and commissions, and the purchase of new investments. No material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At December 31, 1993 the company had $34,000,000 in commercial paper notes outstanding, an increase of $5,226,000 from December 31, 1992 as additional commercial paper was issued to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between cash receipts and disbursements. On July 16, 1993, Duff & Phelps Credit Rating Co. announced that it had assigned a commercial paper rating of Duff 1 to the company's commercial paper. The company's commercial paper continues to be rated A1 by Standard and Poor's and P2 by Moody's. To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a $100,000,000 credit agreement with five banks that terminates in May 1996.

To reduce the risk of rising short-term interest rates, the company had entered into interest rate swap agreements with three banks wherein the company agreed to pay a fixed rate of interest and received a floating short-term rate of interest tied to prime commercial paper or LIBOR rates. The total notional amount of these swap agreements was $50,000,000. The company terminated these swaps at a cost of $3,011,000 in the third quarter of 1993.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior regulatory approval if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the next preceding year-end; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding year-end. In addition, Iowa law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior regulatory approval of approximately $39,335,000 during 1994.

The NAIC's risk-based capital requirements were adopted in December 1992 and require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The company's insurance subsidiaries provided the required disclosures in their December 31, 1993 statutory financial statements. Amounts reported in these statutory financial statements indicate that the company's insurance subsidiaries have total adjusted capital (as defined in the requirements) which is well above all required capital levels.

The terms of the $100,000,000 line of credit agreement require the company to maintain certain consolidated tangible net worth levels. "Consolidated tangible net worth" is defined as consolidated stockholders' equity, less consolidated intangible assets. The most restrictive of these covenants requires the company to maintain consolidated tangible net worth equal to or in excess of the sum of (i) $280,000,000, plus (ii) 50% of consolidated net income from January 1, 1993 to the end of the most recent quarter, plus
(iii) net proceeds from the issuance of stock from January 1, 1993 to the end of the most recent quarter. At December 31, 1993, $123,913,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Developing and writing increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations including amounts in excess of those which may be realized from operating results. The company may also expand its insurance operations through acquisition of blocks of business from other insurance companies, or through the acquisition of an insurance company, although no such acquisitions are currently planned. In recent periods the company has funded the growth of its insurance operations with the proceeds from the April 1992 sale of the company's former retail subsidiary. On April 29, 1992, the company sold its former retail subsidiary, Younkers, through a public stock offering and received net proceeds of approximately $50,000,000 after taxes. The company contributed $10,000,000 of these proceeds to its insurance subsidiaries in the fourth quarter of 1992 and $20,000,000 in the third quarter of 1993 to fund the growth in these operations.

On October 21, 1993, the company completed a stock offering of 3,273,200 shares to the public at a price of $35 per share. Included in this amount were 2,300,000 shares offered by the company and 973,200 offered by certain stockholders of the company. The company received net proceeds totaling $76,264,000 from the sale of its 2,300,000 shares after deduction of the underwriter's discount and expenses. The company did not receive any of the proceeds from the sale of shares by the selling stockholders. The company has contributed $70,000,000 of these proceeds to its insurance subsidiaries during 1993. Over time, further growth in the company's insurance operations may require additional capital although the company believes it now has sufficient capital resources to support growth in these operations for the next several years. The company's primary sources of capital are issuance of additional common stock or issuance of additional debt.

To improve the liquidity of the company's common stock, on April 29, 1993, the company's Board of Directors approved a 2-for-1 stock split of the company's common stock, payable on June 1, 1993 to holders of record as of May 12, 1993. The company's stockholder's also approved an increase in the number of authorized shares of its common stock from 35,000,000 to 70,000,000 and the Board adjusted the exercise price under the company's Rights Agreement to $100 per share (post split).

The company's insurance subsidiaries operate under the regulatory scrutiny of each of the state insurance departments supervising business activities in the states where each company is licensed. The company is not aware of any current recommendations by these regulatory authorities which, if they were to be implemented, would have a material effect on the company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - 1993 COMPARED TO 1992

Sales

Total life insurance and annuity sales, as measured by first year and single premiums, increased $236,777,000, or 26.7%, to $1,122,797,000 in the year ended December 31, 1993. Annuity sales increased $232,912,000, or 26.7%, to $1,104,222,000 in 1993. The company believes that its commitment to customer service, the quality of its investment portfolio and its overall financial strength attract consumers to its annuity products as consumers continue to seek a secure return on their retirement savings. First year and single life insurance premiums increased $3,865,000, or 26.3%, to $18,575,000 in the year ended December 31, 1993. Life insurance sales (at face amounts) during 1993 increased $18,549,000, or 1.3%, to $1,416,576,000 compared to 1992, as increased sales of the company's universal life products more than offset declines in sales of term life insurance products.

Revenues

Total revenues increased $114,594,000, or 25.0%, to $572,968,000, in 1993, compared to 1992. Universal life insurance and annuity product charges increased $3,869,000, or 12.7%, to $34,281,000, compared to the year ended December 31, 1992, as the company's marketing efforts continued to focus on the sale of deferred annuities and interest-sensitive life insurance products. Premiums from traditional life insurance products also improved during 1993, increasing by $3,848,000, or 8.9%, to $46,870,000, compared to
1992, as these products were made available to the company's insurance brokerage distribution system.

Net investment income increased $71,636,000, or 19.8%, to $434,069,000 in 1993, as the increase in invested assets more than offset the decline in portfolio yield. The average annualized yield on invested assets supporting policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies was 9.1% during 1993, compared to 9.7% during 1992. The company's total investment portfolio, excluding policy loans, had a yield to maturity of 8.5% at December 31, 1993, compared to 9.2% at December 31, 1992, reflecting a general decline in interest rates, and substantial principal repayments of investments. The effect of the decline in the portfolio yield on the company's future net income will depend on many factors, including the level of interest rates credited to policyholder account balances. During 1993, the company realized gains on the sale of investments of $41,985,000, compared to $8,164,000 in 1992, primarily resulting from calls and prepayments of fixed maturity investments. Included in these totals were write-downs of $6,806,000 in 1993 and $5,328,000 in 1992, to reduce the carrying value of various investments to estimated net realizable value.

Expenses

Total insurance benefits and expenses increased $66,054,000, or 18.6%, to $420,435,000 in 1993. Interest credited to universal life and annuity account balances increased $37,168,000, or 16.0%, to $268,992,000, in 1993, as a result of higher account balances associated with those products. The average annualized interest rate credited to policy accounts for interest-sensitive products, including annuities and universal life-type policies and participating life policies, was 6.6% for 1993 compared to 7.5% in 1992. The average annual interest rate in effect for those policies at December 31, 1993 was 6.2%, compared to 7.1% at December 31, 1992. The company's practice is to reduce rates credited to policy accounts as investment yields decline. Most of the company's interest-sensitive policies allow for interest rate adjustments at least annually.

Death benefits on traditional life products and benefit claims incurred in excess of account balances on universal life products increased $2,897,000, or 11.8%, to $27,536,000, while other benefits declined $8,129,000, or 20.1%, to $32,344,000 in 1993, due to lower lapses of the company's insurance policies. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had no material impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing average aggregate surrenders and withdrawals by average aggregate account balances, was 4.6% in 1993 compared to 6.3% in 1992. The 1992 annuity withdrawal rate included withdrawals resulting from the exercise of a "bailout" feature by policyholders which allowed them to withdraw their account balance without penalty as credited rates fell below predetermined levels. This "bailout" feature can only be exercised for a limited period, and less than 1% of remaining annuity liabilities are subject to a "bailout" feature. Excluding these "bailout" withdrawals, the 1992 withdrawal rate was 4.2%. Most of the company's annuity products have penalties or other features designed to discourage early withdrawals, and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. The company anticipates an increase in annuity withdrawals as this block of business matures. The company's lapse ratio for life insurance, measured in terms of face amount and using A. M. Best's formula, was 7.2% in 1993 compared to 8.4% in 1992.

Commissions increased $29,083,000, or 34.5%, to $113,450,000 in 1993, primarily because of increased sales of annuity products. This increase was offset by an increase in the deferral of such policy acquisition costs and thus had little impact on total insurance expenses. General insurance expenses increased $5,260,000, or 16.3%, to $37,554,000 related to increases in sales, assets and policies in force. The amortization of deferred policy acquisition costs increased by $21,902,000, or 108.6%, to $42,078,000 in 1993. During 1993, the estimate and timing of gross profits from certain universal life and annuity product lines changed, which, in accordance with SFAS No. 97, necessitated that the company recompute or "unlock" the amortization of deferred policy acquisition costs. This "unlocking" primarily resulted from realized investment gains leading to higher gross profits than originally expected. As a result, 1993 amortization was increased by $13,916,000, and amortization in future periods will be decreased.

Income

Operating income (income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains and losses, net of related income taxes, and excluding amortization of deferred policy acquisition costs related to realized gains and losses, net of related income taxes) increased $19,602,000, or 39.8%, to $68,911,000 in 1993, or $2.33 per share, compared to $49,309,000, or $1.72 per share, in 1992.
The company recognized realized gains on the sale of investments and deferred policy acquisition costs related to realized gains (net of related income taxes) as follows:

       December 31                                       1993     1992
       _______________________________________________________________
       (Dollars in thousands)
       Realized gains on investments                  $41,985 $  8,164
       Amortization of DPAC related to realized
           gains                                      (13,916)      --
                                                      _______  _______
                                                       28,069    8,164
       Income taxes                                    (9,824)    (213)
                                                      _______  _______
       Total                                          $18,245 $  7,951
                                                      =======  =======

       Per share                                      $  0.62 $   0.27
                                                      =======  =======

Income from continuing operations before the cumulative effect of change in accounting principle for postretirement benefits improved to $87,156,000, or $2.95 per share, in 1993, compared to $57,260,000, or $1.99 per share, in 1992. The company's discontinued retail operations contributed income of $1,924,000, or $0.07 per share, during 1992. During the fourth quarter of 1992, the company implemented a new accounting standard for postretirement benefits other than pensions and incurred a charge to earnings of $4,678,000, or $0.16 per share, which was treated as a cumulative effect of change in accounting principle. Net income was $87,156,000, or $2.95 per share, in 1993, compared to $54,506,000, or $1.90
per share, in 1992.    1992 per share amounts reported above have been
restated to reflect the 2-for-1 stock split on June 1, 1993.

RESULTS OF OPERATIONS - 1992 COMPARED TO 1991

Sales

Total life insurance and annuity sales, as measured by first year and single premiums, increased $395,090,000, or 80.5%, to $886,020,000 in the year ended December 31, 1992. Annuity sales increased $409,505,000, or 88.7%, to $871,310,000 in 1992, compared to 1991. Annuity sales were positively impacted by the company's financial strength, low short-term interest rates which made annuity products more attractive than certain other savings options and availability of capital from the sale of the company's former retail department store subsidiary. First year and single life insurance premiums declined $14,415,000, or 49.5%, to $14,710,000 in the year ended December 31, 1992. Life insurance sales (at face amounts) during 1992 increased $259,779,000, or 22.8%, to $1,398,027,000, compared to 1991, as a result of increased sales of the company's term life insurance products.

Revenues

Total revenues increased $58,085,000, or 14.5%, to $458,374,000, in 1992, compared to 1991. Universal life insurance and investment product charges increased $1,387,000, or 4.8%, to $30,412,000, compared to the year ended December 31, 1991. Premiums from traditional life insurance products decreased $8,012,000, or 15.7%, to $43,022,000, compared to 1991, as the company's marketing efforts continued to focus on the sale of deferred annuities and interest-sensitive life insurance products. Over half of the decline in traditional insurance premiums resulted from the termination of all reinsurance obligations with the company's former subsidiary, Massachusetts Casualty Insurance Company, as the company refunded premiums of $4,759,000. This refund was offset by a release of related reserves and, therefore, had no effect on income.

Net investment income increased $50,616,000, or 16.2%, to $362,433,000 in 1992, as the increase in invested assets more than offset the decline in portfolio yield. The company's investment portfolio, excluding policy loans, had a yield to maturity of 9.2% at December 31, 1992, compared to 9.7% at December 31, 1991, reflecting a general decline in interest rates and a reduction in the percentage of the portfolio invested in below investment grade securities. During 1992, the company realized gains on the sale of investments of $8,164,000, compared to losses of $5,220,000 in 1991. Included in these totals were writedowns of $5,328,000 in 1992 and $3,763,000 in 1991, to reduce the carrying value of various investments to estimated net realizable value. The gains realized in 1992 primarily resulted from calls and prepayments of fixed maturity investments.

Expenses

Total insurance benefits and expenses increased $14,843,000, or 4.4%, to $354,381,000 in 1992. Interest credited to universal life and investment product account balances increased $40,414,000, or 21.1%, to $231,842,000, in 1992, as a result of higher account balances associated with those products. Death benefits on traditional life products and benefit claims incurred in excess of account balances on universal life products declined $4,819,000, or 16.4%, to $24,639,000, in 1992 as a result of favorable mortality experience. This favorable mortality experience increased after-tax earnings by approximately $1,600,000, or $0.11 per share, compared to 1991. Most of the company's new policies are treated as universal life or investment products for accounting purposes and changes in reserves for these products do not affect net income.

The withdrawal ratio for the company's annuity products was 6.3% in 1992 compared to 4.9% in 1991. The decline in general interest rates and the company's portfolio yield caused the company to reduce the rate of interest credited to its annuity account balances below "bailout" levels during 1992. As a result, $57,049,000, or 21% of annuity policies with a "bailout" feature, were surrendered during 1992, and were responsible for a significant portion of the increase in the overall withdrawal ratio for the company's annuity products. Excluding the surrenders on products with this bailout feature, the company's annuity withdrawal rate would have been 4.2%. The increase in annuity withdrawals did not have a material impact on earnings, since interest rates credited to new products sales were lower than on the "bailout" policies surrendered. As a result of the company's rate actions, less than 1% of annuity reserves are now subject to a "bailout" provision. The company's lapse ratio for life insurance, measured in terms of face amount and using A. M. Best's formula, was 8.4% in 1992 and 1991.

Commissions increased $40,583,000, or 92.7%, to $84,367,000 in 1992, primarily because of increased sales of annuity products. This increase was offset by an increase in the deferral of such policy acquisition costs and thus had little impact on total insurance expenses. General expenses declined $10,263,000, or 24.1%, to $32,294,000 in 1992. Expenses in 1991
included a $15,371,000 pre-tax expense incurred to establish a reserve for expected future insurance guaranty fund assessments. The amortization of deferred policy acquisition costs increased by $1,069,000, or 5.6%, to $20,176,000 in 1992. During the third quarter of 1992, the company recomputed or "unlocked" the amortization of deferred policy acquisition costs. This "unlocking" primarily resulted from higher interest margins in the current and future periods resulting in higher gross profits than originally expected and from a decline in the rate used to discount future gross profits. As a result, amortization of these costs was adjusted retrospectively and 1992 amortization was reduced by $1,570,000.

Income

Operating income (income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains and losses, net of related income taxes and, in 1991, excluding the after-tax effect ($10,259,000) of accrual for insurance guaranty fund assessments) increased $9,188,000, or 22.9%, to $49,309,000 in 1992, or $1.72 per share, compared to $40,121,000, or $1.42 per share, in 1991. The company recognized realized gains on the sale of investments (net of related income taxes) of $7,951,000, or $0.27 per share, in 1992, compared to realized losses of $5,122,000, or $(0.19) per share, in 1991. As a result, income from continuing operations before cumulative effect of change in accounting principles improved to $57,260,000, or $1.99 per share, in 1992, compared to $24,740,000, or $0.87 per share, in 1991. Income from discontinued operations during 1992 amounted to $1,924,000, or $0.07 per share, which was comprised of a $3,182,000 operating loss (to the measurement date) and a $5,106,000 after-tax gain on disposal. The company reported income from discontinued operations during 1991 of $6,346,000, or $0.22 per share.

Net income was $54,506,000, or $1.90 per share, in 1992, compared to $40,530,000, or $1.43 per share, in 1991. During the fourth quarter of 1992, the company implemented SFAS No. 106, which changed the accounting treatment for postretirement benefits other than pensions. The company elected to recognize the cumulative effect (to December 31, 1991) of this change in accounting principle as a one-time charge to earnings. As a result, 1992 net income includes a loss of $4,678,000, or $(0.16) per share, for the after-tax effect of implementing this change in accounting principle. During the fourth quarter of 1991, the company implemented SFAS No. 109, which changed the accounting treatment for income taxes. The effect of implementing this change in accounting principle was to increase 1991 net income by $9,444,000, or $0.34 per share.

EMERGING ACCOUNTING AND REGULATORY ISSUES

SFAS No. 115. In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 changes the accounting treatment afforded the company's fixed maturity investments by segregating fixed maturity securities into three accounts: held to maturity, available for sale and trading. Securities may be designated as held to maturity only if a company has the positive intent and ability to hold these securities to maturity. An enterprise may not classify a security as held to maturity if the enterprise has the intent to hold the security only for an indefinite period. Accounting for securities held to maturity would be unchanged and these securities would continue to be carried at amortized cost. Trading account and available for sale securities are to be carried at fair value (i.e. market value). Unrealized gains and losses on trading account securities are to be charged/credited to the income statement while unrealized gains and losses on available for sale securities (net of deferred policy acquisition costs and applicable deferred taxes) are to be charged/credited directly to stockholders' equity, much the same as the current accounting for equity securities. Transfers between categories are severely restricted. In addition, the Securities and Exchange Commission requires certain assets and liabilities, such as minority interests and deferred policy acquisition costs, to be adjusted at the same time unrealized gains and losses from available for sale securities are recognized in stockholders' equity. Such adjustments are to be made if those assets and liabilities would have been adjusted had the unrealized holding gains and losses actually been realized.

SFAS No. 115 is effective for fiscal years beginning after December 15, 1993, although the company had the option of adopting this standard on December 31, 1993. Retroactive application of this SFAS is not permitted. The company will adopt this SFAS on January 1, 1994.

The company currently is studying the new standard and planning for its implementation. Because of the severe restrictions imposed by SFAS No. 115 in defining held to maturity securities, the company may determine that it is appropriate to designate a portion of its investment securities as available for sale. The company currently estimates that 5%-15% of its fixed maturity securities may be so designated, although the final determination will depend upon estimates of factors such as interest rate levels, cash receipts and disbursements and tax law changes. The effect of the implementation of SFAS No. 115 on the company's financial statements cannot be determined at this time. Specific securities must be designated for each classification and such classifications cannot be determined until the company completes its analysis. The company does not expect to designate any securities as trading account securities. If all of the company's securities were classified as available for sale at December 31, 1993, stockholders' equity would have increased by approximately $148,217,000, or $4.70 per share, reflecting the unrealized appreciation in the value of the company's securities portfolio, net of adjustments to deferred policy acquisition costs and deferred taxes.

SFAS No. 114. In May 1993, the FASB also issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". SFAS No. 114 applies to all loans except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans measured at fair value or at lower of cost or fair value, leases and debt securities as defined in SFAS No. 115. SFAS No. 114 requires that impaired loans be valued at the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This SFAS is effective for fiscal years beginning after December 15, 1994, with earlier adoption encouraged.

SFAS No. 114 applies primarily to the company's mortgage loan portfolio. The company actively monitors this portfolio and evaluates the net realizable value of any loan which is deemed to be impaired. Net realizable value is assessed based upon current appraised value of the underlying collateral. If carrying value exceeds this estimated realizable value, carrying value is reduced to the estimated realizable value by a charge to earnings. As such, SFAS No. 114 does not represent a material change from the company's current accounting practices and the company does not expect SFAS No. 114 to have any material effect on the company's reported financial results.

Exposure Draft. On June 30, 1993, the FASB issued an Exposure Draft entitled "Accounting for Stock-based Compensation". If adopted as a SFAS in its present form, this exposure draft would require that compensation expense be recognized for all stock options in an amount equal to "fair value" on the date of grant. Fair value is to be calculated using an option pricing model or similar valuation technique that takes into effect: the option's exercise price, the expected term of the option, the current price of the underlying stock, expected dividends from the stock, the expected volatility of the stock and the expected risk-free rate of return during the term of the option. Recognition of compensation expense using this methodology is expected to be required for options granted after December 31, 1996 with pro-forma disclosure for options granted after December 31, 1993.

During the last three years the company has granted options for approximately 219,000 shares of common stock each year to key employees at option prices ranging from $4.97 to $36.75 per share. These options generally vest over a three to five year period. Option prices are equal to market value on the date of grant and the terms of the options are
fixed.   As a result, the company does not currently recognize compensation expense on these options. Calculation of the effect of the proposed SFAS has not been completed since the final form of such a SFAS and the company's response to such a requirement has not been determined.

Insurance Regulation. Currently, the company's insurance subsidiaries are subject to regulation and supervision by the states in which they are admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus and regulating the type and amount of investments permitted.

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation which changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation is under consideration in Congress which could result in the federal government assuming some role in the regulation of insurance companies. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. The NAIC recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders.

A committee of the NAIC is developing proposals to govern insurance company investments scheduled for adoption as a model law by the end of 1994.
While the specific provisions of such a model law are not known at this time, and current proposals are still being debated, the company is monitoring developments in this area and the effects any change would have on the company.

Federal Income Tax Legislation. In early August, the Omnibus Budget Reconciliation Act of 1993 was enacted. This law increases the marginal tax rate for all corporations from 34% to 35% retroactive to January 1, 1993. As a result of this legislation, the company's marginal tax rate has increased from 34% to 35%. This increase has been reflected in the company's financial statements for the year ended December 31, 1993 and was not material. Other than the increase in the marginal tax rate, the company does not believe that this law will have a material adverse effect on its business or financial condition.

Currently, under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable federal income tax treatment may enhance the competitiveness of certain of the company's products as compared with other retirement savings products that do not offer such benefits. If the Code were to be revised to eliminate or reduce the tax deferred status of life insurance and annuity products, including the products offered by the company, market demand for some or all of the company's products could be adversely affected. The Omnibus Budget Reconciliation Act of 1993 did not affect the federal income tax treatment of life insurance and annuity products.

ITEM 8. Financial Statements and Supplementary Data

                   CONSOLIDATED BALANCE SHEETS
         (Dollars in thousands, except per share data)


December 31                                   1993          1992
_________________________________________________________________
ASSETS

Investments:
 Fixed maturities, at amortized cost
  (market:  1993 - $5,407,358;
   1992 - $4,151,833)                   $5,078,226    $3,967,110
 Equity securities, at market
  (cost:  1993 - $250; 1992 - $250)             83           116
 Mortgage loans on real estate             346,829       249,585
 Real estate, less allowances for
  depreciation of $4,580 in 1993
  and $4,045 in 1992                        20,773        14,570
 Policy loans                              176,849       176,729
 Short-term investments                     67,619        54,902
                                        ___________   ___________
Total investments                        5,690,379     4,463,012

Cash and cash equivalents                    5,190         6,210

Securities and indebtedness of
 related parties                            11,791        11,488

Accrued investment income                   92,473        78,097

Notes and other receivables                 27,366        15,136

Deferred policy aquisition costs           451,180       356,105

Property and equipment, less
 allowances for depreciation of
 $4,259 in 1993 and $2,749 in 1992           7,431         5,378

Current income taxes recoverable                --         5,441

Deferred income tax benefit                 11,583        10,278

Intangible assets, less accumulated
  amortization of $1,625 in 1993
  and $888 in 1992                           3,346         4,090

Other assets                                36,668        29,189

Separate account assets                     94,028        82,450
                                        ___________   ___________
Total assets                            $6,431,435    $5,066,874
                                        ===========   ===========

            CONSOLIDATED BALANCE SHEETS - CONTINUED
         (Dollars in thousands, except per share data)

December 31                                   1993          1992
_________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Traditional life insurance
   products                               $774,356      $763,285
  Universal life and annuity
   products                              4,803,729     3,640,228
  Unearned revenue reserve                  14,451        12,899
 Other policy claims and benefits            5,765         3,310
                                        ___________   ___________
                                         5,598,301     4,419,722

Other policyholders' funds:
 Supplementary contracts without
  life contingencies                        11,729        11,542
 Advance premiums and other deposits           925         1,273
 Accrued dividends                          13,251        13,284
                                        ___________   ___________
                                            25,905        26,099

Current income taxes payable                 2,293            --
Long-term debt                              50,214        60,734
Commercial paper notes                      34,000        28,774
Other liabilities                           98,732        75,294
Separate account liabilities                94,028        82,450
                                        ___________   ___________
Total liabilities                        5,903,473     4,693,073

Commitments and contingencies

Stockholders' equity:
 Serial peferred stock, without par value -
  authorized 2,500,000 shares                   --            --
 Common stock, without par value (stated
  value $1.00 per share) - authorized
  70,000,000 shares in 1993 and
  35,000,000 in 1992, issued and
  outstanding 31,504,586 shares in 1993
  and 14,497,320 shares in 1992             31,505        14,497
 Additional paid-in capital                 75,841         4,186
 Unrealized appreciation (depreciation)
  of equity securities                        (167)         (134)
 Retained earnings                         422,093       356,202
 Unearned compensation (deduction)          (1,310)         (950)
                                        ___________   ___________
Total stockholders' equity                 527,962       373,801
                                        ___________   ___________
Total liabilities and stockholders'
  equity                                $6,431,435    $5,066,874
                                        ===========   ===========

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
Year ended December 31                        1993          1992          1991
_______________________________________________________________________________
Revenues:
 Universal life and annuity
  product charges                          $34,281       $30,412       $29,025
 Traditional life insurance premiums        46,870        43,022        51,034
 Net investment income                     434,069       362,433       311,817
 Realized gains (losses) on investments     41,985         8,164        (5,220)
 Other income                               15,763        14,343        13,633
                                        ___________   ___________   ___________
                                           572,968       458,374       400,289
Benefits and expenses:
  Universal life and annuity benefits      274,610       236,543       196,946
  Traditional life insurance benefits       54,262        60,393        68,822
  Increase (decrease) in future
   traditional policy benefits               3,439        (6,969)       (7,437)
  Distributions to participating
   policyholders                            25,861        26,059        27,413
  Underwriting, acquisition and
   insurance expenses                       62,263        38,355        53,794
                                        ___________   ___________   ___________
                                           420,435       354,381       339,538
Interest expense                             9,522         9,761         9,631
Other expenses                               8,016        10,488         7,991
                                        ___________   ___________   ___________
                                           437,973       374,630       357,160
                                        ___________   ___________   ___________
                                           134,995        83,744        43,129
Income taxes                                47,965        26,488        18,080
                                        ___________   ___________   ___________
                                            87,030        57,256        25,049
Equity income (loss), net of related
  income taxes                                 126             4          (309)
                                        ___________   ___________   ___________
Income from continuing operations before
  cumulative effect of change in
  accounting principles                     87,156        57,260        24,740
Discontinued operations:
  Income (loss) from retail operations,
    net of related income taxes                 --        (3,182)        6,346
  Gain on disposal of retail operations,
    net of related income taxes                 --         5,106            --
                                        ___________   ___________   ___________
                                                --         1,924         6,346
                                        ___________   ___________   ___________
Income before cumulative effect of
  change in accounting principles           87,156        59,184        31,086

Year ended December 31                        1993          1992          1991
_______________________________________________________________________________
Cumulative effect on prior years (to
  December 31, 1991) of change in
  method of accounting for post-
  retirement benefits, net of related
  income tax benefit                            --        (4,678)           --
Cumulative effect on prior years (to
  December 31, 1990) of change in
  method of accounting for deferred
  income taxes                                  --            --         9,444
                                        ___________   ___________   ___________
Net income                                 $87,156       $54,506       $40,530
                                        ===========   ===========   ===========

Net income per common share:
  Income before cumulative effect of
    change in accounting principles:
    Continuing operations                    $2.95         $1.99         $0.87
    Discontinued operations                     --          0.07          0.22
                                        ___________   ___________   ___________
                                              2.95          2.06          1.09
  Cumulative effect on prior years (to
    December 31, 1991) of change in
    method of accounting for post-
    retirement benefits, net of related
    income tax benefit                          --         (0.16)           --
  Cumulative effect on prior years (to
    December 31, 1990) of change in
    method of accounting for deferred
    income taxes                                --            --          0.34
                                        ___________   ___________   ___________
Net income per common share                  $2.95         $1.90         $1.43
                                        ===========   ===========   ===========

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)
                                            Unreal-
                                               ized
                                              Appre
                                            ciation
                                             (Depre            Unearned
          Class   Class             Addi-  ciation)            Compen-     Total
            A       B              tional  of Equity            sation    Stock-
         Common  Common   Common  Paid-In    Secur-  Retained  (Deduc-  holders'
          Stock   Stock    Stock  Capital     ities  Earnings    tion)    Equity
         _______ _______ ________ ________ _________ _________ ________ _________
Balance at
 January 1,
 1991    $1,207  $5,885            $5,258   ($6,119) $280,672  ($1,877) $285,026
 Net income for
  1991       --      --                --        --    40,530       --    40,530
 Unrealized
   appreciation
   of equity
   secur-
   ities     --      --                --     5,221        --       --     5,221
 Issuance of 15,340
   shares of Class B
   common stock
   under stock in-
   centive plans,
   including related
   income tax
   bene-
   fit       --      15               359        --        --       --       374
 Cash
   divi-
   dends     --      --                --        --    (8,973)      --   (8,973)
 Amortization of
   unearned
   compen-
   sation    --      --                --        --        --      602       602
         _______ _______ ________ ________ _________ _________ ________ _________
Balance at
 December 31,
 1991     1,207   5,900             5,617      (898)  312,229   (1,275)  322,780

                                            Unreal-
                                               ized
                                              Appre
                                            ciation
                                             (Depre            Unearned
          Class   Class             Addi-  ciation)            Compen-     Total
            A       B              tional  of Equity            sation    Stock-
         Common  Common   Common  Paid-In    Secur-  Retained  (Deduc-  holders'
          Stock   Stock    Stock  Capital     ities  Earnings    tion)    Equity
         _______ _______ ________ ________ _________ _________ ________ _________
 Reversion of
   common
   stock (1,207) (5,900)  $7,107       --        --        --       --        --
 Issuance of shares in
   connection with
   2-for-1 stock
   split     --      --    7,107   (6,666)       --      (441)      --        --
 Net income for
   1992      --      --       --       --        --    54,506       --    54,506
 Unrealized
   appreciation
   of equity
   secur-
   ities     --      --       --       --       764        --       --       764
 Issuance of 280,542
   shares (including
   8,000 restricted
   shares) of common
   stock (less 32,228
   shares received as
   consideration and
   2,706 shares for-
   feited) under stock
   incentive plans, net
   of amortization,
   including related
   income tax
   bene-
   fit       --      --      280    5,206        --        --      325     5,811
 Conversion of
   installment
   notes     --      --        3       29        --        --       --        32
 Cash
   divi-
   dends     --      --       --       --        --   (10,092)      --  (10,092)
         _______ _______ ________ ________ _________ _________ ________ _________
Balance at
 December 31,
 1992        --      --   14,497    4,186      (134)  356,202     (950)  373,801

                                            Unreal-
                                               ized
                                              Appre
                                            ciation
                                             (Depre            Unearned
          Class   Class             Addi-  ciation)            Compen-     Total
            A       B              tional  of Equity            sation    Stock-
         Common  Common   Common  Paid-In    Secur-  Retained  (Deduc-  holders'
          Stock   Stock    Stock  Capital     ities  Earnings    tion)    Equity
         _______ _______ ________ ________ _________ _________ ________ _________
 Issuance of shares in
   connection with
   2-for-1 stock
   split     --      --   14,497   (5,303)       --    (9,194)      --        --
 Issuance of 2,300,000
   shares under
   primary stock
   offer-
   ing       --      --    2,300   73,964        --        --       --    76,264
 Net income for
   1993      --      --       --       --        --    87,156       --    87,156
 Unrealized
   depreciation
   of equity
   secur-
   ities     --      --       --       --       (33)       --       --      (33)
 Issuance of 207,304
   shares (including
   35,770 restricted
   shares) of common
   stock (less 18,888
   shares received as
   consideration and
   5,628 shares for-
   feited) under stock
   incentive plans, net
   of amortization,
   including related
   income tax
   bene-
   fit       --      --      207    2,981        --        --     (360)    2,828
 Conversion of
   installment
   notes     --      --        4       13        --        --       --        17
 Cash
   divi-
   dends     --      --       --       --        --   (12,071)      --  (12,071)
         _______ _______ ________ ________ _________ _________ ________ _________
Balance at
 December 31,
 1993        --      --  $31,505  $75,841     ($167) $422,093  ($1,310) $527,962
         ======= ======= ======== ======== ========= ========= ======== =========

Note: Amounts set forth in the above statement for the year ended December 31, 1991 have not been restated to reflect the 2-for-1 stock split payable June 2, 1992 to holders of record on May 14, 1992. Also, amounts set forth in the above statement for the years ended December 31, 1992 and 1991 have not been restated to reflect the 2-for-1 stock split payable June 1, 1993 to holders of record on May 12, 1993.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

Year ended December 31                        1993          1992          1991
_______________________________________________________________________________
OPERATING ACTIVITIES
Continuing operations:
 Net income                                $87,156       $52,582       $34,184
 Adjustments to reconcile net income to
  net cash provided by continuing operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances   268,992       231,824       191,410
   Charges for mortality and
    administration                         (31,151)      (29,068)      (26,346)
   Deferral of unearned revenues             1,472           379           427
   Amortization of unearned revenue
    reserve                                 (2,312)         (873)       (2,043)
  Increase (decrease) in traditional life
   policy liabilities and accruals           5,987        (7,937)       (7,778)
  Decrease in other policyholders' funds      (194)         (339)         (981)
  Increase in accrued investment income    (14,376)      (11,813)      (13,230)
  Policy acquisition costs deferred       (137,153)     (104,105)      (56,246)
  Amortization of deferred policy
   acquisition costs                        42,078        20,176        19,107
  Change in other assets, other
   liabilities, and accrued income taxes    23,450         5,329       (21,166)
  Provision for depreciation and
   amortization                                509         1,539         1,612
  Provision for deferred income taxes       (1,305)        1,458        (9,105)
  Share of losses (equity in earnings)
   of related parties                         (194)           27           527
  Realized (gains) losses on investments   (41,985)       (8,164)        5,220
                                        ___________   ___________   ___________
                                           200,974       151,015       115,592
Discontinued operations:
 Net income                                     --         1,924         6,346
 Adjustments to reconcile net income to
  net cash provided by (used in)
  discontinued operations                       --          (170)       15,574
                                        ___________   ___________   ___________
                                                --         1,754        21,920
                                        ___________   ___________   ___________
Net cash provided by operating
  activities                               200,974       152,769       137,512

Year ended December 31                        1993          1992          1991
_______________________________________________________________________________
INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities                       1,056,544       752,624       367,778
  Equity securities                             --        11,988         9,714
  Mortgage loans on real estate             49,081        34,527        25,771
  Real estate                                  289         2,363         7,751
  Policy loans                              25,963        31,202        27,839
  Short-term investments - net                  --            --        85,624
                                        ___________   ___________   ___________
                                         1,131,877       832,704       524,477
 Acquisition of investments:
  Fixed maturities                      (2,124,615)   (1,606,055)     (978,564)
  Mortgage loans on real estate           (152,274)      (63,145)      (12,416)
  Real estate                                 (346)         (388)         (166)
  Policy loans                             (26,083)      (26,093)      (29,287)
  Short-term investments - net             (12,717)      (37,511)
                                        ___________   ___________   ___________
                                        (2,316,035)   (1,733,192)   (1,020,433)

 Disposal of investments accounted for
  by the equity method                        $939        $1,304           $19
 Additions to investments accounted for
  by the equity method                        (467)       (3,862)       (1,321)
 Proceeds from sale of subsidiary               --        54,938            --
 Repayments of notes receivable                 38             8             5
 Issuance of notes receivable                   --           (34)           (8)
 Sales of property and equipment               107           836           113
 Purchases of property and equipment        (3,873)       (1,938)         (593)
                                        ___________   ___________   ___________
Net cash used in investing activities   (1,187,414)     (849,236)     (497,741)

Year ended December 31                        1993          1992          1991
_______________________________________________________________________________
FINANCING ACTIVITIES
Proceeds from line of credit borrowings         --            --       100,000
Repayment of line of credit borrowings          --            --      (188,000)
                                        ___________   ___________   ___________
                                                --            --       (88,000)
Issuance (repayment) of commercial
 paper - net                                 5,226        (6,026)       27,800
Proceeds from other debt                        --            --        50,000
Repayment of other debt                    (10,520)          (68)       (2,383)
Receipts from universal life and
 annuity policies credited to
 policyholder account balances           1,190,024       951,309       550,212
Return of policyholder account balances
 on universal life policies and
 annuity policies                         (264,364)     (242,764)     (167,747)
Issuance of common stock under
 primary stock offering                     76,264            --            --
Issuance of stock under stock
 incentive plans and upon debt                 861         3,158           374
 conversion
Cash dividends paid                        (12,071)      (10,092)       (8,973)
                                        ___________   ___________   ___________
Net cash provided by financing
  activities                               985,420       695,517       361,283

Increase (decrease) in cash and cash
  equivalents                               (1,020)         (950)        1,054
Cash and cash equivalents at beginning
  of year                                    6,210         7,160         6,106
                                        ___________   ___________   ___________

Cash and cash equivalents at end of year    $5,190        $6,210        $7,160
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                 $10,404        $8,654        $9,093
  Income taxes                              42,367        29,433        33,936
Noncash investing and financing activities:
  Foreclosure of mortgage loans and notes
    receivable, including taxes and costs
    capitalized (1993 - $106; 1991 - $423)
    and operating funds retained ($283)
    in 1993                                  6,577         1,100         1,624
  Restructure of fixed maturity investment,
    including fixed maturity ($897) and
    equity security ($353) received             --         1,250            --
  Conversion of equity security carried at
    cost to equity security carried at
    market                                      --            --         7,812

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1993


1.  SIGNIFICANT ACCOUNTING POLICIES


Consolidation: The consolidated financial statements include the company and its subsidiaries. The principal subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG"). Equitable Life and USG operate predominantly in the individual life and annuity area of the life insurance business. At December 31, 1993 and 1992, all subsidiaries are wholly-owned. See Note 9 to consolidated financial statements which discusses the sale of the company's retail subsidiary, Younkers, Inc. in 1992. All significant intercompany accounts and transactions have been eliminated.

Investments: Fixed maturity investments (bonds and redeemable preferred stocks) are reported at cost adjusted for amortization of premiums and accrual of discounts. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life. The company has the ability and intent to hold fixed maturity investment securities to maturity and, therefore, reports such investments at amortized cost. Changes in the market value of fixed maturity investments, except for declines which are other than temporary, are not reflected in the company's financial statements. The company's liabilities are long-term in nature, so the company does not expect to be required to sell such securities. Accordingly, there are no fixed maturity securities which are currently segregated in "assets held for sale" accounts.
 Equity securities (common and non-redeemable preferred stocks) are reported at market if readily marketable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity.
 The carrying value of the company's fixed maturity and equity securities are reviewed on an ongoing basis. If this review indicates a decline in value which is other than temporary for any security, the company's carrying value in the security is reduced to its estimated realizable value. Such reductions in carrying value are recognized as realized losses in the determination of net income.
 The company attempts to identify declines in value that are other than temporary through a formal quarterly review of reports prepared by the company's investment research analysts. This review process includes an analysis of debt service coverages, cash flow and earnings projections, debt to equity ratios, the overall business and industry environment, the company's forecast of the issuer's business opportunities and challenges, the relative position of the company's investment within the issuer's capital structure and, if appropriate and available, an analysis of the assets of the issuer. Based upon these reviews, the company makes a judgment as to whether the combination of these and other factors indicate that it is likely that the company will be unable to realize its carrying value, because future nondiscounted cash payments received will not be equal to or in excess of carrying value in the case of fixed maturities, or because of depressed market values that are not expected to recover in the case of equity securities. These judgments serve as the primary criteria for the determination as to whether declines in value are other than temporary.
 For each fixed maturity investment where the decline in value is judged to be other than temporary, the company estimates the expected cash flows from the investment under the scenario for the issuer's future performance judged most likely, based upon the facts and circumstances known to the company at the time. The scenario may involve anticipated restructuring of the issuer's debt to adjust interest, principal and other terms, complete liquidation of the issuer to satisfy creditors, or other possible means of satisfying the issuer's obligations. If the estimated nondiscounted cash flows are less than the carrying value of the company's investment in the issuer, the company recognizes a loss and reduces the carrying value of the investment to the net realizable value based upon estimated nondiscounted cash flows.
 Further, for each fixed maturity investment where a decline in value is judged to be other than temporary, the company reverses any accrued interest income, and records future interest income only when cash is received (at the rate implicit in the calculation of net realizable value). Because the company has elected to utilize nondiscounted cash flows in its net realizable value calculations, the yield recognized in future periods on such investments may be less than yields recognized on other investments or those yields expected when the security was originally purchased.
 The accounting treatment for debt and equity securities will change on January 1, 1994, when the company adopts Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". See the Emerging Accounting and Regulatory Issues section of Management's Discussion and Analysis for a discussion of SFAS No. 115.
 Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be uncollectible, the carrying value of the mortgage loan is reduced to the amount estimated as collectible by a charge to realized gains and losses. This accounting treatment will be modified on January 1, 1994 when the company adopts SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". See the Emerging Accounting and Regulatory Issues section of Management's Discussion and Analysis for a discussion of SFAS No. 114.
 Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value at the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value of real estate acquired through foreclosure decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be restored should the fair value of the property increase. To date, the company's analysis has shown that significant valuation allowances are not needed.
 Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Investments accounted for by the equity method include investments in, and advances to, various joint ventures and partnerships.
 Market values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of equity securities are based on the latest quoted market prices, or where not readily marketable, at values which are representative of the market values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification of investments.

Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, the company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Deferred Policy Acquisition Costs: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. For universal life and annuity products, such costs are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the company revises its estimate of current or future gross profits to be realized from a group of products. For traditional life insurance products, such costs are being amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, using principally the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional "lock-in" concepts.

Property and Equipment: Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices and office furniture and equipment and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

Intangible Assets: Intangible assets include the value of various licenses acquired in conjunction with the purchase of USG and capitalized costs related to the company's debt issues. Intangible assets related to insurance licenses are being amortized over forty years using the straight-line method. Capitalized debt issuance costs are being amortized over the life of the underlying debt issues using the straight-line method.

Future Policy Benefits: The liability for future policy benefits for traditional life insurance products has been calculated on a net-level premium basis. Interest assumptions range from 2.75% for 1956 and prior issues to a 9.00% level, graded to 6.00% after twenty years for current issues. Mortality, morbidity and withdrawal assumptions generally are based on actual experience. These assumptions have been modified to provide for possible unfavorable deviation from the assumptions. Future dividends for participating business (which accounted for 2.6% of premiums in 1993) are provided for in the liability for future policy benefits.
 With respect to universal life and annuity products, the company utilizes the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 4.50% to 10.00% during 1993, 4.50% to 9.00% during 1992 and 6.35% to 9.20%
during 1991.
 The unearned revenue reserve reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on universal life and annuity products. These excess charges have been deferred and are being recognized in income over the period benefitted using the same assumptions and factors used to amortize deferred policy acquisition costs.

Recognition of Premium Revenues and Costs: Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are associated with the premiums as earned by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.
 Revenues for universal life and annuity products consist of policy charges for the cost of insurance, renewal period administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

Deferred Income Taxes: As discussed in Note 6, effective January 1, 1991, the company adopted SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Interest Rate Swaps: The company had interest rate swap agreements outstanding during 1993, whereby any interest rate differential to be received/paid was recognized as an adjustment to interest expense. All of these swap agreements expired or were terminated in August 1993.

Separate Accounts: The transactions in the separate accounts (which are charged or credited directly to the accounts) are excluded from the consolidated statements of income.

Capital Stock: On April 30, 1992, the company's shareholders approved a plan to consolidate the company's Class A and Class B common stock into a single class of common stock on a one-to-one basis. The plan was effective as of May 1, 1992. On April 30, 1992 the company's Board of Directors approved a 2-for-1 stock split payable June 2, 1992, to holders of record on May 14, 1992. On April 29, 1993 the company's Board of Directors approved an additional 2-for-1 stock split payable June 1, 1993, to holders of record on May 12, 1993. With respect to the balance sheet and statement of changes in stockholders' equity, share and per share amounts prior to January 1, 1992, have not been restated to reflect the 1992 and 1993 stock splits and share and per share amounts prior to January 1, 1993, have not been restated to reflect the 1993 stock split. All other share and per share data presented in the consolidated financial statements and notes thereto have been restated to reflect the stock splits.

Net Income per Share of Common Stock: Net income per share is based on the weighted average number of shares of common stock outstanding during each year (1993 - 29,540,274; 1992 - 28,688,660 and 1991 - 28,392,860).
Installment notes convertible into shares of common stock and employee stock options have not been included in the net income per share computations because their effect is not material.

Dividends per Share of Common Stock: For the years ended December 31, 1993, 1992 and 1991, the company paid dividends per share of $0.405, $0.35 and $0.32, respectively, after giving effect for the 2-for-1 stock splits as of May 14, 1992 and May 12, 1993.

Dividend Restrictions: The company's ability to pay dividends to its stockholders is restricted by certain debt covenants. The most restrictive covenant requires the company to maintain tangible net worth equal to the sum of $280,000,000 plus proceeds from any issuance of common stock plus one-half of net income recognized subsequent to January 1, 1993. At December 31, 1993, retained earnings available for dividends aggregated $123,913,000.
 The ability of Equitable Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1994, Equitable Life could pay dividends to the parent company of approximately $39,335,000 without prior approval of statutory authorities. Also, the amount ($206,901,000 at December 31, 1993) by which the stockholder's equity stated in conformity with generally accepted accounting principles exceeds statutory capital and surplus as reported is restricted and cannot be distributed.

Emerging Accounting Issues: The Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an Exposure Draft entitled "Accounting for Stock-based Compensation". See the Emerging Accounting and Regulatory Issues section of Management's Discussion and Analysis for discussions of these and other items.

2.  BASIS OF FINANCIAL REPORTING - LIFE INSURANCE OPERATIONS


 The financial statements of the life insurance subsidiaries differ from related statutory financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred, (2) future policy benefit reserves on traditional life insurance products are based on reasonable assumptions of expected mortality, interest and withdrawals which include a provision for possible unfavorable deviation from such assumptions, which may differ from reserves based upon statutory mortality rates and interest, (3) future policy benefit reserves for universal life and annuity products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates, (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits, (5) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities, (6) net realized gains or losses subsequent to January 1, 1992 attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan, (7) declines in the estimated realizable value of investments are recognized through reductions in the carrying values of the related investment, and recognition of realized losses in the statements of income, when such declines are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus, (8) gains arising from sale lease-back transactions are deferred and amortized over the life of the lease rather than recognized in the period of sale, (9) a liability is established for anticipated guaranty fund assessments, net of estimated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities,
(10) agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus, (11) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received, (12) pension income or expense is recognized in accordance with SFAS No. 87, "Employers' Accounting for Pensions" rather than by the rules and regulations permitted by the Employee Retirement Income Security Act of 1974, (13) expenses for postretirement benefits other than pensions are recognized for all qualified employees rather than for only vested and fully-eligible employees, and the accumulated postretirement benefit obligation for years prior to adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" was recognized as a cumulative effect of change in accounting method rather than deferred and amortized over twenty years, and (14) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
 Net income for Equitable Life, USG and Equitable American Insurance Company (formed in 1993) as determined in accordance with statutory accounting practices was $42,182,000 in 1993, $36,281,000 in 1992 and
$51,659,000 in 1991. Total statutory capital and surplus was $393,351,000 at December 31, 1993 and $275,978,000 at December 31, 1992.

3.  INVESTMENT OPERATIONS


 Realized gains (losses) and unrealized appreciation (depreciation) on investments are summarized below:

                                                          Realized*
Year ended December 31                       1993          1992          1991
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities                        $41,754        $7,001          ($76)
  Equity securities                            --         2,174        (5,810)
  Mortgage loans on real estate              (363)           --        (1,108)
  Real estate                                  14          (254)        1,802
  Equity investments                          580          (757)            3
  Other                                        --            --           (31)
                                       ___________   ___________   ___________
  Realized gains (losses) on
    investments                           $41,985        $8,164       ($5,220)
                                       ===========   ===========   ===========

*See Note 6 for the income tax effects attributable to realized gains and losses on investments.

                                                     Unrealized
Year ended December 31                       1993          1992          1991
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities                       $144,409       $59,116      $269,370
  Equity securities                           (33)          764         5,221
                                       ___________   ___________   ___________
  Unrealized appreciation
    of investments                       $144,376       $59,880      $274,591
                                       ===========   ===========   ===========

 Major categories of net investment income are summarized below:

Year ended December 31                       1993          1992          1991
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities                       $397,912      $330,590      $279,675
  Equity securities                            45           156           439
  Mortgage loans on real estate            28,408        22,615        22,624
  Real estate                               2,696         2,300         2,559
  Policy loans                              9,838         9,944         9,892
  Short-term investments                      933         1,597         1,784
  Other - net                                 425         1,187           418
                                       ___________   ___________   ___________
                                          440,257       368,389       317,391
  Less investment expenses                 (6,188)       (5,956)       (5,574)
                                       ___________   ___________   ___________
  Net investment income                  $434,069      $362,433      $311,817
                                       ===========   ===========   ===========

 At December 31, 1993 and 1992, the carrying value and estimated market value of the company's fixed maturity investments, which comprise its portfolio of debt securities, are as follows:

                                              Gross         Gross     Estimated
                             Carrying    Unrealized    Unrealized        Market
December 31, 1993               Value         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                 $327,195       $22,121                    $349,316
 Other                          3,493           380                       3,873
States, municipalities
 and political
 subdivisions                  15,854           700          ($28)       16,526
Foreign governments            10,573         2,580            --        13,153
Public utilities            1,198,523        75,309        (6,399)    1,267,433
Investment grade
 corporate                  1,724,879       187,348        (4,529)    1,907,698
Below investment grade
 corporate                    361,869        14,266        (4,765)      371,370
Mortgage-backed
 securities                 1,435,129        51,384        (8,971)    1,477,542
Redeemable preferred
 stocks                           711            --          (264)          447
                           ___________   ___________   ___________   ___________
Total fixed maturities     $5,078,226      $354,088      ($24,956)   $5,407,358
                           ===========   ===========   ===========   ===========

                                             Gross         Gross     Estimated
                             Carrying    Unrealized    Unrealized        Market
December 31, 1992               Value         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                 $353,525       $21,524                    $375,049
 Other                          3,750           256           ($2)        4,004
States, municipalities
 and political
 subdivisions                  10,030           500            --        10,530
Foreign governments            11,111         1,303           (10)       12,404
Public utilities              959,193        45,362        (1,039)    1,003,516
Investment grade
 corporate                  1,486,785       103,425        (2,936)    1,587,274
Below investment grade
 corporate                    236,080         7,563       (12,171)      231,472
Mortgage-backed
 securities                   905,904        26,218        (4,974)      927,148
Redeemable preferred
 stocks                           732            --          (296)          436
                           ___________   ___________   ___________   ___________
Total Fixed Maturities     $3,967,110      $206,151      ($21,428)   $4,151,833
                           ===========   ===========   ===========   ===========

 Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates market value for these securities. The carrying value and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Estimated
                                          Carrying        Market
December 31, 1993                            Value         Value
_________________________________________________________________
(Dollars in thousands)
Due in one year or less                     $1,698        $1,708
Due after one year through five years       35,044        37,261
Due after five years through ten years     425,033       451,908
Due after ten years                      2,854,127     3,089,623
                                        ___________   ___________
                                         3,315,902     3,580,500
Mortgage-backed securities               1,762,324     1,826,858
                                        ___________   ___________
Total fixed maturities                  $5,078,226    $5,407,358
                                        ===========   ===========

 The carrying value and market value of mortgage-backed securities, which comprise 34.7% of the company's investment in fixed maturity securities at December 31, 1993, by type, are as follows:

                                                       Estimated
                                          Carrying        Market
December 31, 1993                            Value         Value
_________________________________________________________________
(Dollars in thousands)
Mortgage-backed securities:
  Government guaranteed pools             $327,195      $349,316
  Private mortgage pools                    32,278        32,464
  Mezzanines                                40,683        42,051
  CMO's and REMIC's:
   Sequential pay                        1,097,333     1,139,998
   Targeted amortization class             264,835       263,029
                                        ___________   ___________
Total mortgage-backed securities        $1,762,324    $1,826,858
                                        ===========   ===========

 The company has limited its investments in mortgage-backed securities (including CMO's and REMIC's) to securities where principal payments are securitized as senior positions within the mortgage loan pool. The company holds no derivative-type mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At December 31, 1993, unamortized premiums on mortgage-backed securities totalled $6,161,000 and unaccrued discounts on mortgage-backed securities totalled $48,863,000.

 An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the years ended December 31, 1993, 1992 and 1991 is as follows:

                                               Gross         Gross      Proceeds
                              Carrying      Realized      Realized          from
                                 Value         Gains        Losses          Sale
_________________________________________________________________________________
(Dollars in thousands)
Year ended December 31, 1993:
Scheduled principal
 repayments, calls and
 tenders                      $999,855       $50,924                  $1,050,779
Sales                            5,481           284                       5,765
                            ___________   ___________   ___________   ___________
Total                       $1,005,336       $51,208           $--    $1,056,544
                            ===========   ===========   ===========   ===========


Year ended December 31, 1992:
Scheduled principal
 repayments, calls and
 tenders                      $537,118       $22,332                    $559,450
Sales                          204,942         5,567      ($17,335)      193,174
                            ___________   ___________   ___________   ___________
Total                         $742,060       $27,899      ($17,335)     $752,624
                            ===========   ===========   ===========   ===========


Year ended December 31, 1991:
Scheduled principal
 repayments, calls and
 tenders                      $133,299        $2,601                    $135,900
Sales                          233,103         7,963       ($9,188)      231,878
                            ___________   ___________   ___________   ___________
Total                         $366,402       $10,564       ($9,188)     $367,778
                            ===========   ===========   ===========   ===========

 At December 31, 1993, unrealized depreciation of equity securities of $167,000 is comprised solely of gross unrealized depreciation on the individual security.
 The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1993, includes: mortgage loans on real estate - $250,000 and real estate - $239,000.
 The company analyzes its investment portfolio at least quarterly in order to determine if its ability to realize its carrying value has been impaired. If an impairment in value appears to be other than temporary, the company recognizes the impairment as a charge to realized gains and losses. During the year ended December 31, 1993, the company recognized pre-tax losses on one fixed maturity investment of $6,443,000 and one mortgage loan investment of $363,000. The company also established a valuation allowance of $86,000 on one of its foreclosed real estate properties. Of these amounts, losses of $449,000 were recorded in the fourth quarter of 1993. During the year ended December 31, 1992, the company recognized pre-tax losses on one fixed maturity investment of $3,563,000, two real estate investments of $418,000 and two equity method investments of $1,347,000, prior to the investments' actual disposal. Of these amounts, losses of $1,347,000 were recorded in the fourth quarter of 1992. During the year ended December 31, 1991, the company recognized pre-tax losses on one fixed maturity investment of $1,452,000, one equity security investment of $954,000, two mortgage loans of $1,197,000 and three real estate investments of $160,000, prior to the investments' actual disposal.
 At December 31, 1993, affidavits of deposits covering bonds with a par value of $1,388,913,000 (1992 - $1,304,573,000), mortgage loans with an unpaid principal balance of $188,464,000 (1992 - $189,916,000) and policy loans with an unpaid balance of $173,097,000 (1992 - $174,787,000) were on deposit with state agencies to meet regulatory requirements. In addition, at December 31, 1993, pursuant to a reinsurance agreement, the company had investments with a carrying value of $93,472,000 (market value of $94,964,000) deposited in a trust for the benefit of the ceding company.
 The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (28% in 1993, 23% in 1992), public utilities (24% in 1993, 27% in 1992), basic industrials (20% in 1993, 23% in 1992)
and consumer products (14% in 1993, 13% in 1992). Mortgage loans on real estate have been analyzed by geographical locations. Concentrations of mortgage loans are in California (10% in 1993, 16% in 1992) and Illinois (10% in 1993, 18% in 1992). There are no significant concentrations of mortgage loans in any other state or region. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (33% in 1993, 23% in 1992), industrial buildings (28% in 1993, 36% in 1992), multi-family residential buildings (19% in 1993, 17% in 1992) and office buildings (15% in 1993, 20% in 1992).
Equity securities, real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.
 No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at December 31, 1993.

4.    FAIR VALUES OF FINANCIAL INSTRUMENTS


 SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. Most of the company's investments, insurance liabilities and debt, as well as off-balance-sheet items such as interest rate swaps and loan guarantees, fall within the standard's definition of a financial instrument. Although the company's life insurance liabilities, are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is also provided in order to make the disclosures more meaningful. The accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the company's business or financial condition based on the information presented herein.
 The company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. These amounts are taken into consideration in the company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment maturities with amounts expected to be due under insurance contracts. As such, the company believes that it has reduced the volatility inherent in its "fair value" adjusted stockholders' equity, although such volatility will not be reduced completely. As discussed below, the company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values that are consistent with those obtained through an actuarial appraisal of the company's business or values that might arise in a negotiated transaction.

 The following compares carrying values as shown for financial reporting purposes with estimated fair values.

December 31                            1993                        1992
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
ASSETS
Balance sheet financial assets:
  Fixed maturities          $5,078,226    $5,407,358    $3,967,110    $4,151,833
  Equity securities                 83            83           116           116
  Mortgage loans on real
    estate                     346,829       376,967       249,585       269,036
  Short-term investments        67,619        67,619        54,902        54,902
  Cash and cash equivalents      5,190         5,190         6,210         6,210
  Notes and other
    receivables                109,908       109,908        93,233        93,233
  Separate account assets       94,028        94,028        82,450        82,450
                            ___________   ___________   ___________   ___________
                             5,701,883     6,061,153     4,453,606     4,657,780
Off-balance-sheet financial asset:
  Unrecognized pension
    asset                           --         9,700            --         6,471
Deferred policy acquisition
  costs and intangible
  assets                       454,526            --       360,195            --
Non-financial assets            88,246        88,246        76,344        76,344
                            ___________   ___________   ___________   ___________
Total assets                $6,244,655    $6,159,099    $4,890,145    $4,740,595
                            ===========   ===========   ===========   ===========

December 31                            1993                        1992
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Balance sheet financial liabilities:
  Future policy benefits (net of related policy loans):
    Universal life and
      current interest
      products                 345,592       207,364       308,041       172,330
    Annuity products         4,337,968     3,676,263     3,217,310     2,709,659
    Participating life insur-
      ance and dividend
      accumulations            572,597       452,010       561,587       408,449
    Traditional life insurance
      - nonpar                 162,253       135,900       165,560       141,114
                            ___________   ___________   ___________   ___________
                             5,418,410     4,471,537     4,252,498     3,431,552

  Long-term debt                50,214        50,714        60,734        63,860
  Commercial paper notes        34,000        34,000        28,774        28,774
  Separate account
    liabilities                 94,028        94,028        82,450        82,450
                            ___________   ___________   ___________   ___________
                             5,596,652     4,650,279     4,424,456     3,606,636
Off-balance-sheet financial liability:
  Interest rate swap
    agreements                      --            --            --         4,388
Deferred income taxes on fair
  value adjustments                 --       302,184            --       226,142
Non-financial liabilities      120,041       120,041        91,888        91,888
                            ___________   ___________   ___________   ___________
Total liabilities            5,716,693     5,072,504     4,516,344     3,929,054

Stockholders' equity           527,962     1,086,595       373,801       811,541
                            ___________   ___________   ___________   ___________
Total liabilities and
  stockholders' equity      $6,244,655    $6,159,099    $4,890,145    $4,740,595
                            ===========   ===========   ===========   ===========

 The following methods and assumptions were used by the company in estimating fair values.

  Fixed maturities: Estimated market values of publicly traded securities are based on the latest quoted market prices as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the NAIC.
  Equity securities: Estimated fair values are based upon the latest quoted market prices, where available. For equity securites not actively traded, estimated fair values are based upon values of issues of comparable yield and quality.
  Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans.
  Short-term investments, cash and cash equivalents, notes and other receivables, commercial paper notes: Carrying values reported in the company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.
  Separate account assets and liabilities: Separate account assets and liabilities are reported at estimated fair value in the company's historical cost basis balance sheet.
  Future policy benefits: Estimated fair values of the company's liabilities for future policy benefits for universal life and current interest products, annuity products, participating life insurance and dividend accumulations and non-par traditional life insurance products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities. Estimated fair values are presented net of the estimated fair value of corresponding policy loans due to the interdependent nature of the cash flows associated with these items.
  Deferred policy acquisition costs and intangible assets: For historical cost purposes, the recovery of policy acquisition costs is based on the realization, among other things, of future interest spreads and gross
premiums on in-force business.   Because these cash flows are considered in
the computation of the future policy benefit cash flows, the deferred policy acquisition cost balance does not appear on the estimated fair value balance sheet. Intangible assets do not appear in the estimated fair value balance sheet because there are no cash flows related to these assets.
  Long-term debt: Estimated fair value of the company's publicly-traded debt issue is based upon quoted market prices. Estimated fair value of the company's non-public industrial revenue bonds in 1992 was based upon the value which would have been required to defease the issue. Estimated fair value of the company's subordinated convertible installment notes is assumed to be equal to carrying value at December 31, 1993 since these notes were repaid on January 3, 1994, and was based upon conversion value at December 31, 1992.
  Off-balance-sheet instruments: Estimated fair values of the company's unrecognized pension assets are based upon amounts not recognized in the financial statement pension accruals. Estimated fair values of interest rate swaps in 1992 were based upon settlement values reported to the company by the instruments' counterparties. The company also has made guarantees on behalf of certain borrowers in the event the borrower is not able to make its principal or interest payments. The company has not provided a fair value liability for these obligations as management believes the value of the collateral underlying the commitments is sufficient.
  Deferred income taxes on fair value adjustments: Deferred income taxes have been reported at the statutory rate for the differences (except for those attributed to permanent differences) between the carrying value and estimated fair value of assets and liabilities set forth herein.
  Non-financial assets and liabilities: Values are presented at historical cost.

 SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The above presentation should not be viewed as an appraisal as there are several factors, such as the fair value associated with customer or agent relationships and other intangible items, which have not been considered. In addition, interest rates and other assumptions might be modified if an actual appraisal were to be performed. ACCORDINGLY, THE AGGREGATE ESTIMATED FAIR VALUE AMOUNTS PRESENTED HEREIN ARE LIMITED BY EACH OF THESE FACTORS AND DO NOT PURPORT TO REPRESENT THE UNDERLYING VALUE OF THE COMPANY.

5.  CREDIT ARRANGEMENTS


Long-term debt: At December 31, 1993, the company's long-term debt consisted of: notes payable bearing interest at 9.3% totalling $49,996,000 ($50,000,000 at December 31, 1992) maturing June 1, 1998 and subordinated installment notes bearing interest at 9% totalling $218,000 ($234,000 at December 31, 1992) which were repaid on January 3, 1994.
 The subordinated installment notes were convertible, at the option of the lender, into the company's common stock at the rate of 7.44 shares of common stock for each $44 principal amount of installment notes, subject to adjustment in certain circumstances. The installment notes were subordinated to senior indebtedness. During the years ended December 31, 1993 and 1992, respectively, 2,642 and 5,380 shares of common stock were issued pursuant to this conversion feature.
 The Industrial Development Revenue Refunding Bonds Series 1983 bearing interest at 9.16% totalling $10,500,000 at December 31, 1992, were repaid on December 1, 1993.

Guarantees of Indebtedness of Others: At December 31, 1993 and 1992, the company had unconditionally guaranteed $26,310,000 and $26,663,000, respectively, in remaining principal amount of notes payable issued by the Walnut Mall Limited Partnership ("WMLP"). The company receives an annual fee of $148,000 for its guarantee. The final payment on this note is due in 1996, although earlier redemption is allowed. The proceeds of the notes were used to partially finance the construction of an office/retail facility in Des Moines, Iowa. The company received a first mortgage on the property, together with guarantees from the partners, to secure its guarantee. In the event of a default on the notes payable by WMLP, the company would be required to make payments to note holders and seek recourse from the partners and/or through exercise of its rights as a mortgagee.
 The company had also unconditionally guaranteed Industrial Development Revenue Bonds Series 1984 of Lerac Limited Partnership, a joint venture partially owned by a subsidiary of Equitable Life. The final payment on these bonds is due in 1999. The proceeds were used to finance the construction of a retail facility including a store leased by Younkers.
The outstanding balance at December 31, 1993 and 1992, was $3,090,000 and $3,160,000, respectively.

Commercial Paper Notes: The company issues commercial paper notes to provide for working capital needs and to provide short term liquidity. This commercial paper program is supported by the company's line of credit discussed below. Commercial paper notes are issued for periods not exceeding 270 days. At December 31, 1993 and 1992, commercial paper notes of $34,000,000 and $28,774,000, respectively, were outstanding under this arrangement at a weighted average interest rate of 3.4% and 4.3%, respectively. At December 31, 1993, the company's commercial paper was rated A1 by Standard and Poor's Corporation, P2 by Moody's Investors Service and Duff 1 by Duff & Phelps Credit Rating Company.

Line of Credit: The company maintains a line of credit arrangement with five banks to support its commercial paper notes payable and to provide short-term liquidity. The maximum borrowing allowed under this facility is $100,000,000 (no amounts outstanding at December 31, 1993). This credit arrangement has an annual commitment fee of 1/4% on the unused portion of the line and terminates on May 4, 1996. The terms of the credit arrangement set limits on debt of the company and its insurance subsidiaries, require maintenance of a minimum level of consolidated tangible net worth and insurance subsidiary statutory capital and surplus and risk-based capital and restrict certain investments.

Interest Rate Swaps: The company had entered into interest rate swap agreements with several banks with a combined notional principal amount of $50,000,000. During August 1993, swap agreements with a combined notional principal amount of $20,000,000 expired and the remaining swap agreements ($30,000,000) were terminated by the company at a cost of $3,011,000.

6.  INCOME TAXES


 During 1991, the company adopted SFAS No. 109, "Accounting for Income Taxes", which requires the use of the liability method in accounting for income taxes. The cumulative effect of adopting this change as of January 1, 1991 has been reflected in the statements of income included herein. This change is net of non-tax expenses of $239,000 directly related to the increase in net income of discontinued operations caused by the change.
 The company and all of its subsidiaries file a consolidated federal income tax return. The parent company and its subsidiaries each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, within each entity.
 Income tax expenses (credits) are included in the consolidated financial statements as follows:

Year ended December 31                       1993          1992          1991
______________________________________________________________________________
(Dollars in thousands)
Taxes provided in consolidated statements of income on:
  Income from continuing operations
    before equity income (loss) and
    cumulative effect of change in
    accounting principles:
    Current                               $49,313       $22,590       $23,777
    Deferred                               (1,348)        3,898        (5,697)
                                       ___________   ___________   ___________
                                           47,965        26,488        18,080
  Equity income (loss):
    Current                                    25           (45)          (28)
    Deferred                                   43            14          (190)
                                       ___________   ___________   ___________
                                               68           (31)         (218)
  Discontinued operations:
    Current                                    --         1,651         8,856
    Deferred                                   --           (92)       (3,539)
                                       ___________   ___________   ___________
                                               --         1,559         5,317
  Cumulative effect of change in
    accounting principles - deferred           --        (2,454)       (9,683)
Taxes provided in consolidated statement
  of changes in stockholders' equity on
  expenses for stock incentive
  plans - current                          (1,377)       (2,190)          (96)
                                       ___________   ___________   ___________
                                          $46,656       $23,372       $13,400
                                       ===========   ===========   ===========

 Income tax expense (credits) attributed to realized gains and losses on investments amounted to $14,695,000, $213,000 and $(98,000) for the years ended December 31, 1993, 1992 and 1991, respectively. The effective tax rate on income from continuing operations before income taxes, equity income (loss) and cumulative effect of change in accounting principles is different from the prevailing federal income tax rate as follows:

Year ended December 31                       1993          1992          1991
______________________________________________________________________________
(Dollars in thousands)
Income from continuing operations before
  income taxes, equity income (loss) and
  cumulative effect of change in accounting
  principles                             $134,995       $83,744       $43,129

Income tax at federal statutory rate       47,248        28,473        14,664
Tax effect (decrease) of:
  Taxes provided for IRS examinations         200         1,200         2,400
  State income taxes, net of federal
    effect                                     87        (1,327)         (776)
  Change in valuation allowance on
    deferred income tax assets,
    excluding impact on unrealized
    depreciation on equity securities          --        (2,544)        1,692
  Other items                                 430           686           100
                                       ___________   ___________   ___________
Income tax expense                        $47,965       $26,488       $18,080
                                       ===========   ===========   ===========

 The Internal Revenue Service ("IRS") is currently examining the company's consolidated income tax returns for 1990 and 1991. The 1992 consolidated income tax return remains open to examination. During the years ended December 31, 1993, 1992 and 1991, the company provided $200,000, $1,200,000 and $2,800,000 (including $400,000 allocated to discontinued operations), respectively, for issues raised by the IRS. Management believes these amounts are adequate to settle any adjustments raised by the IRS.
 The Deficit Reduction Act of 1984 required life insurance companies to recompute future policy benefits for tax purposes as of January 1, 1984. Prior to adoption of SFAS No. 109, the portion of the fresh-start adjustment not recognized in 1984 was treated as a permanent difference in the tax computation over the life of the applicable business in force or upon utilization of net operating losses. At January 1, 1991, the company had $734,000 of the original fresh-start adjustment which had yet to be recognized for financial reporting purposes. This amount was included in the cumulative effect adjustment recorded as a result of the adoption of SFAS No. 109.

 The tax effect of temporary differences giving rise to the company's deferred income tax assets at December 31, 1993 and 1992, are as follows:

December 31                                  1993          1992
________________________________________________________________
(Dollars in thousands)
Deferred tax assets:
  Writedowns of investments not
    currently deductible for tax           $2,255          $219
  Future policy benefits                  149,193       116,824
  Accrued dividends                         4,515         4,437
  Guaranty fund assessment accruals         5,258         4,837
  Other                                    14,538        14,478
                                       ___________   ___________
                                          175,759       140,795
Deferred tax liabilities:
  Deferred policy acquisition costs      (143,809)     (112,298)
  Prepaid pension costs                    (9,306)       (7,863)
  Other                                   (11,061)      (10,356)
                                       ___________   ___________
                                         (164,176)     (130,517)
                                       ___________   ___________
Deferred income tax asset                 $11,583       $10,278
                                       ===========   ===========

 At December 31, 1993, the company has net operating loss carryforwards of approximately $11.4 million which expire in 2007. These losses relate to the operations of the non-life consolidated group and are only available initially to offset future income generated by the non-life group. The company is subject to limitations with respect to the availability of any remaining amounts that can be utilized to offset income generated by the life insurance subsidiaries. A deferred tax asset has been established for the tax effect of these losses. Management has not established a valuation allowance for this asset or other net deferred tax assets reported by the members of the non-life consolidated group (aggregating in total $1,173,000) as the company anticipates future taxable income which will exceed this amount.
 The life insurance subsidiaries have also established a deferred tax asset which aggregates $10,410,000 at December 31, 1993. The life insurance subsidiaries have paid income taxes during the last three preceding years (the carryback period) which greatly exceed this amount.
 Prior to 1984, a portion of Equitable Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account".
The aggregate accumulation in this account at December 31, 1993, was $14,388,000. Should the policyholders' surplus account of Equitable Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Equitable Life to the parent company in excess of $244,434,000 such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $5,036,000 have not been provided on amounts included in this memorandum account since the company contemplates no action and can foresee no events that would create such a tax.
 Deferred income taxes (credits) were also reported on equity income and on the loss from discontinued operations during these periods. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.

7.  EMPLOYEE STOCK AND INCENTIVE COMPENSATION PLANS


 On April 30, 1992, the company's stockholders approved the 1992 Stock Incentive Plan as a successor to the 1982 Stock Incentive Plan. These plans provide for the award of stock options or shares of the company's common stock to key employees through three means: qualified incentive stock options (as defined in the Internal Revenue Code), non-qualified stock options and restricted shares. Shares of common stock may be awarded under the 1982 plan for outstanding stock options granted prior to adoption of the 1992 plan. Under the 1992 plan an initial base of 2,240,000 shares of common stock may be awarded with automatic increases of 7.5% for shares issued after April 30, 1992. At December 31, 1993, the company has reserved 3,292,125 shares (3,348,148 shares at January 1, 1993) of its common stock for future issuances under these plans.
 After giving effect for the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992, stock option transactions under these plans are summarized as follows:

                                                           Option Price
                                   Number      _____________________________
                                  Of Shares       Per Share           Total
____________________________________________________________________________
(Dollars in thousands, except per share data)
Balance at January 1, 1991       $1,361,892     $3.71 - $7.56        $7,754
  Granted during 1991               203,000              4.97         1,009
  Exercised during 1991             (58,800)     3.75 -  5.31          (258)
  Terminated during 1991            (27,600)     5.31 -  7.06          (160)
                                 ___________                     ___________
Balance at December 31, 1991      1,478,492      3.71 -  7.56         8,345
  Granted during 1992               216,800     11.88 - 12.00         2,575
  Exercised during 1992            (613,932)     3.71 -  7.06        (3,228)
  Terminated during 1992            (12,760)     4.97 - 11.88           (98)
                                 ___________                     ___________
Balance at December 31, 1992      1,068,600      4.97 - 12.00         7,594
  Granted during 1993               238,000     25.75 - 36.75         6,304
  Exercised during 1993            (195,300)     5.22 - 12.00        (1,141)
  Terminated during 1993            (21,400)     4.97 - 25.75          (325)
                                 ___________                     ___________
Balance at December 31, 1993     $1,089,900    $4.97 - $36.75       $12,432
                                 ===========                     ===========

Exercisable at December 31:
  1992                             $162,900    $5.22 - $12.00          $966
  1993                              191,340     5.22 -   7.56         1,166

Became exercisable during:
  1991                             $128,960     $5.22 - $6.00          $707
  1992                              328,100      4.97 - 12.00         1,887
  1993                              223,740      5.31 -  7.56         1,341

 The non-qualified stock options are compensatory, and require the accrual of compensation expense over the period of service from the date the options are granted until they become fully exercisable if market values exceed the option price on the measurement date. During the years ended December 31, 1993, 1992 and 1991, compensation expense of $89,000, $188,000 and $239,000, respectively, was recognized related to these options.
 During 1993 and 1992, respectively, the company awarded 35,770 and 16,000 shares of restricted common stock to certain key employees and directors. These shares are subject to forfeiture to the company should the individuals terminate their relationship with the company for reasons other than death, permanent disability or change in company control prior to full vesting. Shares granted to key employees generally vest on the fifth anniversary of grant. Shares granted to directors vest equally on the first, second and third anniversaries of grant. Directors and officers who retired or resigned forfeited 5,628 and 5,412 shares of unvested restricted common stock during 1993 and 1992, respectively. The company amortizes as compensation expense the market value on date of grant ($997,000 in 1993 and $190,000 in 1992) of the restricted stock using the straight-line method over the vesting periods. Compensation expense recognized during the years ended December 31, 1993, 1992 and 1991 aggregated $607,000, $495,000 and $602,000, respectively.
 The company has a discretionary stock award plan under which employees are awarded shares of stock for superior performance. During the years ended December 31, 1993, 1992 and 1991, awards of 750, 1,020 and 2,560 shares of the company's common stock resulted in charges to income of $19,000, $11,000 and $13,000, respectively.
 Equitable Life sponsors a long-term incentive compensation plan which allows certain agents to earn units equal to shares of the company's common stock based on personal production and the maintenance of specific levels of assets under management. This program resulted in charges to income of $926,000, $855,000 and $308,000 in the years ended December 31, 1993, 1992 and 1991, respectively.

8.  RETIREMENT PLANS


 Substantially all full-time employees of the company are covered by a non-contributory self-insured defined benefit pension plan. The benefits are based on years of service and the employee's compensation during the last five years of employment. Further, the company sponsors a supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to Internal Revenue Code Section 401(a) (17) and those allowed due to integration rules. The company's funding policy with respect to these plans is consistent with the funding requirements of federal law and regulations.
 The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheet:

December 31                                     1993         1992
__________________________________________________________________
(Dollars in thousands)
Accumulated benefit obligation, including
  vested benefits of $49,726 in 1993 and
  $47,832 in 1992                            $50,691      $48,809
                                          ===========  ===========
Plan assets at fair value, primarily bonds,
  common stocks (including 600,000
  shares in 1993 and 800,000 shares in
  1992 of the company's common stock),
  mortgage loans and short-term
  investments                                $94,028      $82,450
Projected benefit obligation for service
  rendered to date                            57,771       54,254
                                          ___________  ___________

Plan assets in excess of projected benefit
  obligation                                  36,257       28,196
Unrecognized net (gain) loss from past
  experience different from that assumed
  and effects of changes in assumptions       (5,867)       1,589
Prior service cost not yet recognized            675          797
Unrecognized net asset at the transition
  date, net of amortization                   (4,498)      (8,250)
                                          ___________  ___________
Prepaid pension cost                         $26,567      $22,332
                                          ===========  ===========

Net periodic pension benefit included the following components:

Year ended December 31                          1993         1992         1991
_______________________________________________________________________________
(Dollars in thousands)
Actual return on plan assets                 $14,626      $13,595      $12,795
Service cost-benefits earned
  during the period                           (1,092)        (993)      (1,012)
Interest cost on projected
  benefit obligation                          (3,831)      (3,480)      (3,494)
Net amortization and deferral                 (5,525)      (5,404)      (5,070)
                                          ___________  ___________  ___________
Net periodic pension benefit                  $4,178       $3,718       $3,219
                                          ===========  ===========  ===========

 The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively, at December 31, 1993, and 6.8% and 4.0%, respectively, at December 31, 1992. The average expected long term rate of return on plan assets was 8.5% in 1993, 8.5% in 1992 and 9.5% in 1991.
 In addition to the company's defined benefit pension plan, the company sponsors plans that provide postretirement medical and group term life insurance benefits to full-time employees and agents who have worked five years and attained age 55 while in service with the company. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates that the company's contributions will increase annually by the lesser of the health care inflation rate or 3%, with increases in excess of these amounts borne by the employee or agent. All costs for group term life insurance benefits are funded on a pay-as-you-go (cash) basis by the company.
 In 1992, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The company elected to recognize the accumulated postretirement benefit obligation as of January 1, 1992, as a one-time charge to earnings which has been treated as a cumulative effect of change in accounting principle. The cumulative effect adjustment aggregated $4,678,000, or $(0.16) per share, after a deferred tax benefit of $2,454,000 and is reflected in the 1992 consolidated statement of income. Postretirement benefit costs for 1991 have not been restated.

 The company has chosen not to fund any amounts in excess of current benefits. The following table sets forth the amounts recognized in the company's consolidated balance sheet:

December 31                                      1993
__________________________________________________________________
(Dollars in thousands)
                                                   Life
                                      Medical  Insurance
                                        Plans     Plans     Total
                                     _____________________________
Accumulated postretirement benefit obligation:

  Retirees                             $3,369    $2,052    $5,421
  Fully eligible active plan
    participants                        1,022       227     1,249
  Other active plan
    participants                        1,768       231     1,999
                                     _________ _________ _________
Accumulated postretirement benefit obligation in
  excess of plan assets                 6,159     2,510     8,669
Unrecognized net (gain) or loss          (433)     (205)     (638)
                                     _________ _________ _________
Accrued postretirement benefit
  cost                                 $5,726    $2,305    $8,031
                                     ========= ========= =========

December 31                                      1992
__________________________________________________________________
(Dollars in thousands)
                                                   Life
                                      Medical  Insurance
                                        Plans     Plans     Total
                                     _____________________________
Accumulated postretirement benefit obligation:

  Retirees                             $3,403    $1,912    $5,315
  Fully eligible active plan
    participants                          863       179     1,042
  Other active plan
    participants                        1,560       233     1,793
                                     _________ _________ _________
Accumulated postretirement benefit obligation in
  excess of plan assets                 5,826     2,324     8,150
Unrecognized net (gain) or loss          (461)     (146)     (607)
                                     _________ _________ _________
Accrued postretirement benefit
  cost                                 $5,365    $2,178    $7,543
                                     ========= ========= =========

Net periodic postretirement benefit costs include the following components:

Year ended December 31                           1993
__________________________________________________________________
(Dollars in thousands)
                                                   Life
                                      Medical  Insurance
                                        Plans     Plans     Total
                                     _____________________________
Service cost                             $249       $27      $276
Interest cost                             390       169       559
                                     _________ _________ _________
Net periodic postretirement benefit
  cost                                   $639      $196      $835
                                     ========= ========= =========

Year ended December 31                           1992
__________________________________________________________________
(Dollars in thousands)
                                                   Life
                                      Medical  Insurance
                                        Plans     Plans     Total
                                     _____________________________
Service cost                             $196       $23      $219
Interest cost                             382       150       532
                                     _________ _________ _________
Net periodic postretirement benefit
  cost                                   $578      $173      $751
                                     ========= ========= =========

 The weighted-average annual assumed rate of increase in the per capita cost of health care benefits (i.e. health care cost trend rate) used in determining the actuarial present value of the accummulated postretirement benefit obligation was 14.5% at December 31, 1993 and 12.0% at December 31, 1992 for employees under 65 and 9.5% for employees over 65 in both years, with the rates for both groups to be graded down to 5.5% for 2005 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care trend rates by one percent would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $800,000 and net periodic postretirement benefit costs for the year ended December 31, 1993 by $102,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993 and 6.8% at December 31, 1992.
 As previously noted, the costs associated with these plans for the year ended December 31, 1991 were reported on the pay-as-you-go (cash basis) method. For the year ended December 31, 1991, costs recognized by the company related to these benefits were $238,000. Had the company continued using the pay-as-you-go method, the cost of these plans would have aggregated $347,000 and $340,000 for the years ended December 31, 1993 and 1992, respectively.
 The company also sponsors an unfunded deferred compensation plan providing
benefits to certain former employees.   The company recognized benefits of
$44,000, $24,000 and $30,000 during the years ended December 31, 1993,
1992 and 1991, respectively, in connection with this plan.
 The company sponsors pension plans for its employees which are qualified under Internal Revenue Code Section 401(k). Employees may contribute a portion of their annual salary, subject to limitation, to the plans. The company contributes an additional amount, subject to limitation, based on the voluntary contribution of the employee. Company contributions charged to expense with respect to these plans during the years ended December 31, 1993, 1992 and 1991 were $287,000, $234,000 and $217,000, respectively.
 Equitable Life has non-contributory self-insured defined contribution pension plans for its agents. Contributions charged to expense under these plans during the years ended December 31, 1993, 1992 and 1991 amounted to $566,000, $596,000 and $525,000, respectively.
 Certain assets related to these plans are on deposit with Equitable Life and amounts relating to these plans are included in these consolidated financial statements.

9.  DISCONTINUED OPERATIONS


 On April 29, 1992, the company and its former retail subsidiary, Younkers, Inc. completed a public offering by selling 6,170,000 shares of Younkers' common stock. Prior to the offering, the company owned 4,703,555 shares of Younkers' common stock, all of which were sold in the public offering. The consolidated financial statements of the company have been restated to report the operating results of retail operations as discontinued operations.
 Income from discontinued operations for 1992 includes retail sales to the measurement date of $83,815,000 and $330,013,000 in 1991. The loss from discontinued operations in 1992 prior to the measurement date is due to the seasonal nature of the retail business. The sale of the company's retail operations resulted in a pre-tax gain of $8,897,000 ($5,106,000, or $0.18 per share, after tax). Proceeds to the company from the sale, net of commissions and expenses, were $54,938,000.

10.  COMMITMENTS AND CONTINGENCIES


 In the normal course of business, the company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $500,000 of coverage per individual life. The company does not use financial or surplus relief reinsurance. At December 31, 1993, life insurance in force ceded on a consolidated basis amounted to $1,326,020,000, or approximately 13.8% of total life insurance in force.
 Reinsurance contracts do not relieve the company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions and limits its exposure to any one reinsurer. At December 31, 1993, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totalling $11,239,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $9,931,000 at December 31, 1993 for reserve credits on reinsured policies. Prior period liabilities for future policy benefits have not been restated because such reserve credits were not material. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $5,653,000, $5,845,000 and $4,599,000 and insurance benefits have been reduced by $3,498,000, $3,554,000 and $1,280,000 in 1993, 1992
and 1991, respectively, as a result of the cession agreements. The amount of reinsurance assumed is not significant.
 Assessments are, from time to time, levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Based upon information currently available, the company believes that it is probable that these failures will result in future assessments which will be material to the company's financial statements. During 1991, the company accrued and charged to expense $15,544,000 to cover estimated future assessments (net of related anticipated premium tax credits) resulting from these failures. Consolidated net income for 1991 was reduced by $10,259,000, or $0.36 per share, for the after-tax impact of insurance guaranty fund assessment accruals. Based upon information received during 1993, the company determined that expected future assessments (net of related anticipated premium tax credits) were greater than amounts previously reserved. As a result, the company accrued and charged to expense an additional $2,109,000 during 1993. At December 31, 1993, the company has reserved $15,211,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totalling $8,309,000 for items expected to be recoverable through future premium tax offsets. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset.
 The company leases its home office space and certain other equipment under operating leases which expire through 1999. During the years ended December 31, 1993, 1992 and 1991, rent expense totalled $1,831,000, $2,294,000 and $2,220,000, respectively. At December 31, 1993, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 1994 - $2,145,000; 1995 - $2,170,000; 1996
- - $1,907,000; 1997 - $1,431,000; 1998 - $1,405,000  and thereafter -
$234,000.
 At December 31, 1993, outstanding commitments to fund mortgage loans on real estate totalled $37,111,000.

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND DIVIDENDS
     PAID

Quarter ended               March 31     June 30    September 30 December 31
_____________________________________________________________________________
(Dollars in thousands, except per share data)
1993:
Premiums and other revenue    $31,242      $33,204      $32,164      $42,289
Investment income - net       101,536      106,068      109,594      116,871
Income from continuing
  operations                   20,306       20,707       20,352       25,791
Net income                     20,306       20,707       20,352       25,791

Income from continuing
  operations per share           0.70         0.71         0.70         0.84
Net income per share             0.70         0.71         0.70         0.84

Dividends per common share       0.09        0.105        0.105        0.105


1992:
Premiums and other revenue    $23,206      $27,286      $25,676      $19,773
Investment income - net        84,371       88,041       92,864       97,157
Income (loss) from continuing
  operations before cumulative
  effect adjustment for change
  in accounting principle      11,069       17,186       15,428       13,037
Income (loss) from discontinued
  operations                   (3,474)       5,398           --           --
Net income                      3,457       22,584       15,428       13,037

Income (loss) from continuing
  operations before cumulative
  effect adjustment for change
  in accounting principle per
  share                          0.40         0.60         0.54         0.45
Income (loss) from discontinued
  operations per share          (0.12)        0.19           --           --
Net income per share             0.12         0.79         0.54         0.45

Dividends per common share       0.08         0.09         0.09         0.09

 Per share amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992.

 Insurance revenues and profitability are typically not seasonal in nature. However, the recognition of realized gains and losses on investments may vary from quarter to quarter. During 1993, the company recognized pre-tax realized gains of: first quarter - $7,642,000; second quarter - $8,835,000; third quarter - $8,229,000 and fourth quarter - $17,279,000.
During 1992, the company recognized pre-tax realized gains of: first quarter - $763,000; second quarter - $4,573,000; third quarter - $2,575,000 and fourth quarter - $253,000.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Equitable of Iowa Companies

 We have audited the accompanying consolidated balance sheets of Equitable of Iowa Companies and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable of Iowa Companies and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
 As discussed in Notes 6 and 8 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and, in 1991 the Company changed its method of accounting for income taxes.


                                  \s\ Ernst & Young

Des Moines, Iowa
February 10, 1994

MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING


 The accompanying financial statements of Equitable of Iowa Companies have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and are not misstated due to material error or fraud. These statements include some amounts that are based upon management's best estimates and judgements. Financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.
 In meeting its responsibility for the integrity of the financial statements, management relies on the company's system of internal control. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto.
 The company's financial statements have been audited by Ernst & Young, independent auditors. In connection with this audit, Ernst & Young performed examinations in accordance with generally accepted auditing standards, which include a review of the system of internal control and assurance that the financial statements are fairly presented. Management has made pertinent records available to Ernst & Young and, furthermore, believes that all representations made to Ernst & Young during its audit were valid and appropriate.




\s\ Fred S. Hubbell
FRED S. HUBBELL
Chief Executive Officer



\s\ Paul E. Larson
PAUL E. LARSON
Chief Financial Officer



\s\ David A. Terwilliger
DAVID A. TERWILLIGER
Chief Accounting Officer

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None


PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers on pages 3 through 7 and on page 17 of the Proxy Statement for the annual meeting of shareholders to be held April 28, 1994 ("Proxy Statement") is incorporated herein by reference.


ITEM 11.  Executive Compensation

Executive compensation information on pages 8 through 17 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership information on pages 2, 6 and 7 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions on page 17 of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)  Financial statements and schedules

The following consolidated financial statements of Equitable of Iowa Companies and subsidiaries are included in Item 8:

 Consolidated balance sheets - December 31, 1993 and 1992
 Consolidated statements of income - Years ended December 31, 1993, 1992 and 1991
 Consolidated statements of changes in stockholders' equity - Years ended
  December 31, 1993, 1992 and 1991
 Consolidated statements of cash flows - Years ended December 31, 1993,
  1992 and 1991

 Notes to consolidated financial statements

The following consolidated financial statement schedules of Equitable of Iowa Companies and Subsidiaries are included in Item 14 (d):

 Schedule I - Summary of investments - other than investments in related parties
 Schedule III - Condensed financial information of registrant
 Schedule V - Supplementary insurance information
 Schedule VI - Reinsurance
 Schedule IX - Short-term borrowings

All other schedules to the consolidated financial statements pursuant to
Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

Financial statements and summarized financial information of unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.




(a)(3), and (c)  Exhibits

    Exhibits filed are listed in the attached exhibit index.

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1993.

ITEM 14(d).  Schedules

                                   SCHEDULE I
                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                             (Dollars in thousands)

                                                                      Balance
                                                                       Sheet
December 31, 1993                         Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities:
  Bonds:
    United States Government and governmental
      agencies and authorities            $330,688      $353,189      $330,688
    States, municipalities and
      political subdivisions                15,854        16,526        15,854
    Foreign governments                     10,573        13,153        10,573
    Public utilities                     1,198,523     1,267,433     1,198,523
    Investment grade corporate           1,724,879     1,907,698     1,724,879
    Below investment grade corporate       361,869       371,370       361,869
    Mortgage-backed securities           1,435,129     1,477,542     1,435,129
  Redeemable preferred stocks                  711           447           711
                                        ___________   ___________   ___________
Total fixed maturities                   5,078,226     5,407,358     5,078,226

Equity securities:
  Common stocks:  industrial, miscel-
    laneous and all other                      250            83            83

Mortgage loans on real estate              346,829                     346,829
Real estate:
  Investment properties                      5,055                       5,055
  Acquired in satisfaction of debt          15,718                      15,718
                                        ___________                 ___________
Total real estate                           20,773                      20,773

Policy loans                               176,849                     176,849
Short-term investments                      67,619                      67,619
                                        ___________                 ___________
Total investments                       $5,690,546                  $5,690,379
                                        ===========                 ===========

Note 1: Except as stated in Note 2 below, cost is defined as original cost for stocks and other invested assets, amortized cost for bonds and unpaid principal for policy loans and mortgage loans on real estate, adjusted for amortization of premiums, accrual of discounts and cost less allowances for depreciation for real estate.

Note 2: Original cost and amortized cost of investments have been adjusted to reflect other than temporary declines in value by charges to income as follows. Corporate bonds: 1993 - $6,443,000. Mortgage loans on real estate: 1993 - $363,000. Real estate: 1993 - $86,000; 1992 - $258,000; 1991 - $123,000 and 1990 - $992,000.

                                 SCHEDULE III
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                  (Dollars in thousands, except per share data)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Equitable of Iowa Companies and subsidiaries.

The company has guaranteed certain indebtedness of subsidiaries.
Additionally, the company has issued commercial paper and also maintains a line of credit with various banks. See Note 5 to notes to consolidated financial statements.

BALANCE SHEETS

December 31                                              1993          1992
_______________________________________________________________________________
ASSETS
Cash and cash equivalents                                   $162          $281
Investments, principally short-term investments            7,145        44,577
Due from subsidiaries*                                     9,128            12
Notes and other receivables                                    1            40
Property and equipment, less allowances for depreciation
  of $19 in 1993 and $475 in 1992                              2           466
Current income taxes recoverable                              --         5,441
Deferred income tax benefit                                   --         1,639
Other assets                                                 870         3,252
                                                      ___________   ___________
                                                          17,308        55,708
Investments in subsidiaries*                             601,714       417,866
                                                      ___________   ___________
Total assets                                            $619,022      $473,574
                                                      ===========   ===========

December 31                                              1993          1992
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current income taxes payable                            $2,293
  Deferred income taxes payable                              182
  Long-term debt                                          50,214       $60,734
  Commercial paper notes                                  34,000        28,774
  Other liabilities                                        3,230         7,681
  Due to subsidiaries*                                     1,141         2,584
                                                      ___________   ___________
Total liabilities                                         91,060        99,773

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, without par value -
    authorized 2,500,000 shares                               --            --
  Common stock, without par value (stated
    value $1.00 per share) - authorized
    70,000,000 shares in 1993 and 35,000,000
    shares in 1992, issued and outstanding
    30,504,586 shares in 1993 and 14,497,320
    shares in 1992                                        31,505        14,497
  Additional paid-in capital                              75,841         4,186
  Unrealized appreciation (depreciation) of
    equity securities                                       (167)         (134)
  Retained earnings                                      422,093       356,202
  Unearned compensation (deduction)                       (1,310)         (950)
                                                      ___________   ___________
Total stockholders' equity                               527,962       373,801
                                                      ___________   ___________
Total liabilities and stockholders' equity              $619,022      $473,574
                                                      ===========   ===========

*Eliminated in consolidation.

                                  SCHEDULE III
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                  EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                  (Dollars in thousands, except per share data)

STATEMENTS OF INCOME

Year ended December 31                     1993          1992          1991
_______________________________________________________________________________
Revenues:
  Investment income (including interest
    and fees received from subsidiaries*
    of ($456 in 1993, $994 in 1992 and
    $795 in 1991)                           $1,462        $2,472        $3,662
  Realized gains (losses) on
      investments                           (3,011)          115            (1)
                                        ___________   ___________   ___________
                                            (1,549)        2,587         3,661
Expenses:
  Interest                                   9,502         9,761         8,453
  General and administrative                   935         4,809         4,827
                                        ___________   ___________   ___________
                                            10,437        14,570        13,280
                                        ___________   ___________   ___________
Loss from continuing operations before
  intercompany tax benefit, equity income,
  equity in income of subsidiaries and
  cumulative effect of change in
  accounting principles                    (11,986)      (11,983)       (9,619)
Intercompany income tax benefit             (3,646)       (3,900)       (2,687)
                                        ___________   ___________   ___________
                                            (8,340)       (8,083)       (6,932)
Equity in income of subsidiaries' continuing
  operations before cumulative effect of
  change in accounting principles*          95,496        65,343        31,672
                                        ___________   ___________   ___________
Income from continuing operations before
  cumulative effect of change in
  accounting principles                     87,156        57,260        24,740
Discontinued operations:
  Income (loss) from retail operations,
    net of related income taxes                 --        (3,182)        6,346
  Gain on disposal of retail operations,
    net of related income taxes                 --         5,106            --
                                        ___________   ___________   ___________
                                                --         1,924         6,346
                                        ___________   ___________   ___________
Income before cumulative effect of change
  in accounting principles                  87,156        59,184        31,086

Year ended December 31                     1993          1992          1991
_______________________________________________________________________________
Cumulative effect on prior years (to
  December 31, 1991) of change in
  method of accounting for postre-
  tirement benefits, net of related
  income tax benefit                            --        (4,678)           --
Cumulative effect on prior years (to
  December 31, 1990) of change in
  method of accounting for deferred
  income taxes                                  --            --         9,444
                                        ___________   ___________   ___________
Net income                                 $87,156       $54,506       $40,530
                                        ===========   ===========   ===========

*Eliminated in consolidation.

                                  SCHEDULE III
            CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                  EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                             (Dollars in thousands)
STATEMENTS OF CASH FLOWS

Year ended December 31                     1993          1992          1991
_______________________________________________________________________________
OPERATING ACTIVITIES
Income from continuing operations          $87,156       $52,582       $34,184
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Changes in other assets, other lia-
      bilities and accrued income taxes     (3,690)        6,675        (1,626)
    Provision for depreciation and
      amortization                             785           793           820
    Provision for deferred income taxes      1,821        (1,519)       11,769
    Equity in earnings of subsidiaries     (95,496)      (57,640)      (58,714)
    Realized (gains) losses on               3,011        (5,221)            1
      investments
Discontinued operations - Net income            --         1,924         6,346
      Adjustment to reconcile net income
        to net cash provided by (used in)
        discontinued operations                 --        (3,792)        1,842
                                        ___________   ___________   ___________
Net cash used in operating activities       (6,413)       (6,198)       (5,378)

INVESTING ACTIVITIES
Sale of equity securities                       --           469           550
Sale of real estate                             --           360            --
Sale of short-term investments - net        37,432            --            --
Acquisition of fixed maturity invest-
  ments                                     (3,011)           --            --
Acquisition of short-term investments
  - net                                         --       (44,577)           --
Proceeds from sale of subsidiary                --        54,938           196
Capital contribution to subsidiary         (90,000)      (10,000)      (22,897)
Cash dividends received from sub-            1,616        17,865         9,518
  sidiaries
Repayments of notes receivable                  38             8        32,655
Issuance of notes receivable                    --           (34)       (6,658)
Sales of property and equipment                459           201             8
Purchases of property and equipment             --           (80)         (197)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  investing activities                     (53,466)       19,150        13,175

Year ended December 31                    1993         1992          1991
_______________________________________________________________________________
FINANCING ACTIVITIES
Proceeds from line of credit borrowings         --            --       100,000
Repayment of line of credit borrowings          --            --      (188,000)
                                        ___________   ___________   ___________
                                                --            --       (88,000)
Proceeds from long-term debt                    --           266        60,500
Repayments of long-term debt               (10,520)          (68)          (44)
Issuance (repayment) of commercial
  paper - net                                5,226        (6,026)       27,800
Issuance of common stock under primary
  stock offering                            76,264            --            --
Issuance of common stock under stock
  incentive plans and upon debt
  conversion                                   861         3,158           374
Cash dividends paid                        (12,071)      (10,092)       (8,973)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  financing activities                      59,760       (12,762)       (8,343)
                                        ___________   ___________   ___________
Increase (decrease) in cash and cash
  equivalents                                 (119)          190          (546)
Cash and cash equivalents at beginning
  of year                                      281            91           637
                                        ___________   ___________   ___________
Cash and cash equivalents at end of year      $162          $281           $91
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (paid) received during the year for:
  Interest                                ($10,403)      ($8,570)      ($7,914)
  Income taxes, net of amounts received
    from subsidiaries                       (1,862)       (6,540)        6,207

                                   SCHEDULE V
                       SUPPLEMENTARY INSURANCE INFORMATION
                             (Dollars in thousands)

      Column         Column      Column     Column   Column    Column
        A              B           C          D         E        F
______________________________________________________________________
                                   Future
                                   Policy              Other
                         De-    Benefits,             Policy
                      ferred      Losses,             Claims   Insur-
                      Policy       Claims      Un-       and     ance
                      Acqui-          and   earned     Bene-  Premiums
                      sition         Loss  Revenue      fits      and
          Segment      Costs     Expenses  Reserve   Payable  Charges
______________________________________________________________________
Year ended December 31, 1993:
  Life
   insurance        $451,180   $5,578,085  $14,451    $5,765  $81,151

Year ended December 31, 1992:
  Life
   insurance         356,105    4,403,513   12,899     3,310   73,434

Year ended December 31, 1991:
  Life
   insurance         272,176    3,499,415   13,393     4,044   80,059

      Column         Column      Column     Column   Column    Column
        A              G           H          I         J        K
______________________________________________________________________

                                           Amorti-
                                 Benefits   zation
                                  Claims,       of
                                   Losses  Deferred
                         Net          and   Policy     Other
                     Invest-      Settle-   Acqui-    Opera-
                        ment         ment  sitions      ting  Premiums
          Segment     Income     Expenses    Costs  Expenses  Written
______________________________________________________________________
Year ended December 31, 1993:
  Life
   insurance        $434,069     $358,172  $42,078   $20,185       --

Year ended December 31, 1992:
  Life
   insurance         362,433      316,026   20,176    18,179       --

Year ended December 31, 1991:
  Life
   insurance         311,817      285,744   19,107    34,687       --

                                   SCHEDULE VI
                                   REINSURANCE
                  EQUITABLE OF IOWA COMPANIES AND SUBSIDIARIES
                  (Dollars in thousands, except per share data)

Column A                 Column B     Column C  Column D    Column E   Column F
________________________________________________________________________________
                                                                      Percentage
                                      Ceded to   Assumed              of Amount
                            Gross        Other  from Other       Net    Assumed
                           Amount    Companies  Companies     Amount     to Net
________________________________________________________________________________
Year ended December 31, 1993:
  Life insurance in
    force              $9,617,881   $1,326,020     $   *  $8,291,861         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $86,615       $5,653      $189     $81,151         --
                      ============ ============ ========= =========== ==========
Year ended December 31, 1992:
  Life insurance in
    force              $8,927,326   $1,242,003     $   *  $7,685,323         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $78,639       $5,845      $640     $73,434          1%
                      ============ ============ ========= =========== ==========
Year ended December 31, 1991:
  Life insurance in
    force              $8,391,732   $1,066,555     $   *  $7,325,177         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $84,452       $4,599      $206     $80,059         --
                      ============ ============ ========= =========== ==========

                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                  EQUITABLE OF IOWA COMPANIES AND SUBSIDIARIES
                  (Dollars in thousands, except per share data)

                                                 Maximum     Average   Weighted
                                                  Amount      Amount    Average
                                                Outstand-  Outstand-   Interest
                                      Weighted       ing         ing       Rate
                          Balance      Average    During      During     During
Category of Aggregate   at End of     Interest       the         the        the
Short-Term Borrowings      Period         Rate    Period    Period 1   Period 2
________________________________________________________________________________
Year ended December 31, 1993:
  Commercial paper
    notes                 $34,000         3.41%  $57,000     $36,876       3.45%

Year ended December 31, 1992:
  Commercial paper
    notes                 $28,774         4.28%  $35,900     $29,942       4.23%

Year ended December 31, 1991:
  Commercial paper
    notes                 $34,800         5.28% $101,465     $53,049       6.57%
  Other short-term
    borrowings                 --           --   $88,000     $10,405       7.82%

1 The average amount outstanding during the period was computed on a daily average basis.
2 The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EQUITABLE OF IOWA COMPANIES
                                 (Registrant)



Dated March 4, 1994           By  \s\Frederick S. Hubbell
                                  __________________________
                                  Frederick S. Hubbell
                                  President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signatures                                 Title
________________________                  ___________________


\s\Frederick S. Hubbell                      Chairman of the Board,
________________________                      President, Chief
Frederick S. Hubbell                          Executive Officer
(principal executive officer)                 and Director


\s\Paul E. Larson                            Executive Vice President
________________________                      and Chief Financial
Paul E. Larson                                Officer
(principal financial officer)


\s\David A. Terwilliger                      Vice President and
________________________                      Controller
David A. Terwilliger
(principal accounting officer)



\s\Richard B. Covey                          Director
________________________
Richard B. Covey



\s\Doris M. Drury                            Director
________________________
Doris M. Drury

      Signatures                                 Title
________________________                  ___________________



\s\James L. Heskett                          Director
________________________
James L. Heskett




\s\Richard S. Ingham                         Director
________________________
Richard S. Ingham



\s\Robert E. Lee                             Director
________________________
Robert E. Lee



\s\James E. Luhrs                            Director
________________________
James E. Luhrs



\s\Jack D. Rehm                              Director
________________________
Jack D. Rehm



\s\Thomas N. Urban                           Director
________________________
Thomas N. Urban



\s\Hans F.E. Wachtmeister                    Director
________________________
Hans F.E. Wachtmeister



\s\Richard S. White                          Director
________________________
Richard S. White

                      Signature date:  March 4, 1994

                                    INDEX

                    Exhibits to Annual Report on Form 10-K
                         Year ended December 31, 1993
                         EQUITABLE OF IOWA COMPANIES

3  Articles of Incorporation and By-Laws
   (a) Restated Articles of Incorporation as amended through April 29, 1993, filed as Exhibit 3(a) to Form 10-Q for the period ended June 30, 1993, is incorporated by reference

   (b) Amended and restated By-Laws filed as Exhibit 2 to Form 8-K dated November 11, 1991, is incorporated by reference

4  Instruments Defining the Rights of Security Holders, Including
   Indentures
   (a) Letter Agreement to furnish Commission upon request copies of other long-term debt instruments

   (b)(i) Rights Agreement filed as Exhibit 1 to Form 8-K dated April 30, 1992, is incorporated by reference

     (ii) First amendment to Rights Agreement changing Rights Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the period ended September 30, 1992, is incorporated by reference

    (iii) Second amendment to Rights Agreement dated April 29, 1993, adjusting Purchase Price filed as Exhibit 2.2 to Form 8-A/A dated May 13, 1993, is incorporated by reference

 10 Material Contracts
   (a)    Executive compensation plans and arrangements *

    (i) Restated Executive Severance Pay Plan filed as Exhibit 10(a) to Form 10-K for the year ended December 31, 1992, is incorporated by reference

   (ii) Directors' Deferred Compensation Plan filed as Exhibit 10(b) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

  (iii) 1982 Stock Incentive Plan filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

   (iv) Excess Benefit Plan filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

    (v) Supplemental Employee Retirement Plan filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

   (vi) Executive Flexible Perquisite Program filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1992, is incorporated by reference

  (vii) Key Employee Incentive Plan filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1992, is incorporated by reference

                                    INDEX

                    Exhibits to Annual Report on Form 10-K
                         Year ended December 31, 1993
                         EQUITABLE OF IOWA COMPANIES


 (viii) 1992 Stock Incentive Plan, as amended, Registration Statement No. 33-57492 filed as Exhibit 10(i) to Form 10-Q for the period ended March 31, 1993, is incorporated by reference

   (ix) James E. Luhrs Consulting Agreement filed as Exhibit 10(j) to Form 10-Q for the period ended June 30, 1992, is incorporated by reference

          * Management contracts or compensation plans required to be filed as an Exhibit pursuant to Item 14(c) of Form 10(K).

11  Statement re: Computation of Per Share Earnings

21  Subsidiaries List

23  Consent of Experts and Counsel

    (a) Consent of independent auditors
    (b) Consent of counsel (not required)

27  Financial Data Schedule (not required)

99  Additional Exhibits

    Independence Policy filed as an Exhibit to Form 8-K dated
    November 11, 1991, is incorporated by reference