Form 10-Q
period 1994-03-31
EQUITABLE OF IOWA COMPANIES
filed 1994-05-09
CIK 225300

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            ---------

                            FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1994, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                 ------------------------------

               Commission file number      0-8590

                 ------------------------------

                   Equitable of Iowa Companies
     (Exact name of registrant as specified in its charter)

           Iowa                                        42-1083593
(State or other jurisdiction of           (IRS employer identification no.)
 incorporation or organization)

  604 Locust Street, Des Moines, Iowa                     50306
(Address of principal executive offices)                (Zip code)

                         (515) 245-6911
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
      (Former name, former address and former fiscal year,
                  if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes /X/                       No / /

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court. Yes ________   No ________

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,589,239, shares of Common Stock as of May 1, 1994.

                             FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:  EQUITABLE OF IOWA
                                                     COMPANIES AND ITS
                                                     SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                          FOR THE THREE MONTHS ENDED
                                        March 31, 1994  March 31, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

REVENUES:
 Universal life and investment
  product charges                            $10,504          $8,274
 Traditional life insurance benefits          11,810          11,961
 Net investment income                       119,901         101,536
 Realized gains on investments                 6,009           7,642
 Other income                                  4,395           3,365
                                        _____________   _____________
                                             152,619         132,778
BENEFITS AND EXPENSES:
  Universal life and investment product benefits:
   Interest credited to account balances      72,837          63,128
   Benefit claims incurred in excess of
    account balances                           1,515           1,012
  Traditional life insurance benefits:
   Death benefits                              6,622           6,494
   Other benefits                              7,635           8,562
  Increase (decrease) in future policy benefits:
   Life and annuity                            1,135             299
   Other contracts                               205            (574)
  Distributions to participating
   policyholders                               6,074           6,600
  Underwriting, acquisition and insurance expenses:
   Commissions                                30,568          25,260
   General expenses                            9,306           7,773
   Insurance taxes                             2,245           1,656
   Policy acquisition costs deferred         (36,429)        (30,706)
   Amortization of deferred policy
    acquisition costs                         11,020           6,045
                                        _____________   _____________
                                             112,733          95,549

Interest expense                               2,190           2,464
Other expenses                                 2,830           2,373
                                        _____________   _____________
                                             117,753         100,386
                                        _____________   _____________
                                              34,866          32,392

Consolidated Statements of Income (Unaudited):         (CONTINUATION)

                                          FOR THE THREE MONTHS ENDED
                                        March 31, 1994  March 31, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                           (Dollars in thousands
                                            except per share data)

Income taxes (credit):
 Current                                     $10,959          $7,008
 Deferred                                      1,193           5,038
                                        _____________   _____________
                                              12,152          12,046
                                        _____________   _____________
                                              22,714          20,346
Equity income, net of related tax benefit
  of $52 in 1994 and $21 in 1993                (112)            (40)
                                        _____________   _____________
         NET INCOME                          $22,602         $20,306
                                        =============   =============


NET INCOME PER COMMON SHARE (average
  shares used: 1994 - 31,529,538;
    1993 - 29,002,258):                        $0.72           $0.70
                                        =============   =============


CASH DIVIDENDS PAID PER COMMON SHARE          $0.105           $0.09

Consolidated Balance Sheets (Unaudited):

                                        March 31, 1994  December 31, 1993
                                        _____________   _____________
                                            (Dollars in thousands)

ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1994 - $4,685,125;
    1993 - $5,407,358)                    $4,638,568      $5,078,226
  Available for sale, at market
   (cost:  1994 - $776,524; 1993 - $0)       789,177              --
 Equity securities, at market
   (cost:  1994 - $250; 1993 - $250)              83              83
 Mortgage loans on real estate               391,338         346,829
 Real estate, less allowances for
  depreciation of $4,637 in 1994
  and $4,580 in 1993                          19,859          20,773
 Policy loans                                175,848         176,849
 Short-term investments                       10,060          67,619
                                        _____________   _____________
  TOTAL INVESTMENTS                        6,024,933       5,690,379

Cash and cash equivalents                      7,566           5,190

Securities and indebtedness of
 related parties                               9,141          11,791

Accrued investment income                     94,377          92,473

Notes and other receivables                   49,905          27,366

Deferred policy aquisition costs             473,042         451,180

Property and equipment, less
 allowances for depreciation of
 $4,802 in 1994 and $4,259 in 1993             7,416           7,431

Deferred income tax benefit                    7,311          11,583

Intangible assets                              2,928           3,346

Other assets                                  42,123          36,668

Separate account assets                       89,425          94,028
                                        _____________   _____________
   TOTAL ASSETS                           $6,808,167      $6,431,435
                                        =============   =============

Consolidated Balance Sheets (Unaudited):

                                        March 31, 1994  December 31, 1993
                                        _____________   _____________
                                            (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Traditional life insurance
   products                                 $776,204        $774,356
  Universal life and investment
   products                                5,092,281       4,803,729
  Unearned revenue reserve                    13,921          14,451
 Other policy claims and benefits              5,265           5,765
                                        _____________   _____________
                                           5,887,671       5,598,301

Other policyholders' funds:
 Supplementary contracts without
  life contingencies                          11,990          11,729
 Advance premiums and other deposits             937             924
 Accrued dividends                            12,544          13,251
                                        _____________   _____________
                                              25,471          25,904

Current income taxes payable                   4,707           2,293

Notes and loans payable:
 Commercial paper notes                       67,500          34,000
 Convertible subordinated installment
  notes                                           --             218
 Long-term bonds                              49,996          49,996
                                        _____________   _____________
                                             117,496          84,214

Other liabilities                            129,578          98,733
Separate account liabilities                  89,425          94,028
                                        _____________   _____________
   TOTAL LIABILITIES                       6,254,348       5,903,473

Stockholders' equity:
 Serial peferred stock, without par value,
  authorized 2,500,000 shares                     --              --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,558,249
  shares in 1994 and 31,504,586 in 1993       31,558          31,505
 Additional paid-in capital                   76,604          75,841
 Unrealized appreciation (depreciation)
  on fixed maturity securities                 6,067              --
 Unrealized appreciation (depreciation)
  on marketable equity securities               (167)           (167)
 Retained earnings                           441,373         422,093
 Unearned compensation (deduction)            (1,616)         (1,310)
                                        _____________   _____________
   TOTAL STOCKHOLDERS' EQUITY                553,819         527,962
                                        _____________   _____________
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $6,808,167      $6,431,435
                                        =============   =============

Consolidated Statement of Cash Flows (Unaudited):

                                          FOR THE THREE MONTHS ENDED
                                        March 31, 1994  March 31, 1993
                                                          RESTATED
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

OPERATING ACTIVITIES
Continuing operations:
 Net income                                  $22,602         $20,306
 Adjustments to reconcile net income to
  net cash provided by continuing operations:
  Adjustments related to universal life
   and investment products:
   Interest credited to account balances      72,837          63,128
   Charges for mortality and
    administration                            (9,170)         (7,555)
   Deferral of unearned revenues                  14              49
   Amortization of unearned revenue rese        (358)           (664)
  Increase in traditional life policy
   liabilities and accruals                    1,406           1,093
  Decrease in other policyholders' funds        (433)           (726)
  Increase in accrued investment income       (1,904)         (6,601)
  Policy acquisition costs deferred          (36,430)        (30,705)
  Amortization of deferred policy
   acquisition costs                          11,021           6,045
  Change in other assets, other
   liabilities, and accrued income taxes       6,592          52,440
  Provision for depreciation and
   amortization                                1,077             281
  Provision for deferred income taxes          1,026           5,043
  Share of losses of related parties             148              61
  Realized gains on investments               (6,009)         (7,642)
                                        _____________   _____________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                  62,419          94,552

INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities - held for investment      92,723         180,085
  Fixed maturities - available for sale       80,405              --
  Mortgage loans on real estate                8,316           7,393
  Policy loans                                 8,162           5,935
  Short-term investments - net                57,559          36,142
                                        _____________   _____________
                                             247,165         229,555
 Acquisition of investments:
  Fixed maturities - held for investment    (483,930)       (523,652)
  Fixed maturities - available for sale      (19,151)             --
  Mortgage loans on real estate              (52,812)        (15,185)
  Real estate                                   (249)            (16)
  Policy loans                                (7,161)         (6,326)
                                        _____________   _____________
                                            (563,303)       (545,179)

Consolidated Statement of Cash Flows (Unaudited):        (CONTINUATION)

                                          FOR THE THREE MONTHS ENDED
                                        March 31, 1994  March 31, 1993
                                                          RESTATED
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                        $2,790            $536
 Additions to investments accounted for
  by the equity method                            --            (200)
 Repayments of notes receivable                    1               2
 Issuance of notes receivable                 (1,287)             --
 Sales of property and equipment                 184             148
 Purchases of property and equipment            (715)         (1,247)
                                        _____________   _____________
NET CASH USED IN INVESTING ACTIVITIES       (315,165)       (316,385)

FINANCING ACTIVITIES
 Proceeds from notes and loans payable                            --
 Repayment of notes and loans payable           (218)             (2)
 Issuance (repayment) of commercial
  paper - net                                 33,500           8,876
 Receipts from universal life policies
  and investment contracts credited to
  policyholder account balances              323,047         267,579
 Return of policyholder account balances
  on universal life policies and
  investment contracts                       (98,162)        (49,372)
 Issuance of stock under employee
  stock plans and upon debt conversion           277             374
 Cash dividends paid                          (3,322)         (2,620)
                                        _____________   _____________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                 255,122         224,835
                                        _____________   _____________

INCREASE IN CASH AND CASH
  EQUIVALENTS                                  2,376           3,002
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            5,190           6,210
                                        _____________   _____________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $7,566          $9,212
                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                    $1,696          $2,550
  Income taxes                                 8,142           3,474

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.

1993 per share amounts have been restated to reflect a 2-for-1 stock split on June 1, 1993.

NOTE 2 -- INVESTMENT OPERATIONS

Prior to January 1, 1994, all fixed maturity securities were classified as "held to maturity". Fixed maturity securities were written down to net realizable value (the sum of the estimated nondiscounted cash flows from the securities) if the securities were determined to have declines in value that were "other than temporary". Future investment income was recognized at the rate implicit in this calculation of net realizable value.
Effective January 1, 1994, fixed maturity securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Transfers of securities between categories are restricted and are recorded at fair value at the time of transfer. Securities that are determined to have a decline in value that is other than temporary are written down to fair value as a new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.

Equity securities (common and nonredeemable preferred stocks) are reported at market if readily marketable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity.

Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e. when it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. After foreclosure, foreclosed real estate is carried at the lower of fair value less estimated sale costs, or cost.

Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts (which approximates estimated market value for these securities).

Estimated market values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread over U.S. Treasury bonds based upon interest rates and a risk assessment of the bonds. Market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of equity securities are based on the latest quoted market prices, or where not readily marketable, at values which are representative of the market values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification of investments.

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On March 31, 1994, fixed income securities with an amortized cost of $776,524,000 and an estimated market value of $789,177,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, increased stockholders' equity by $6,067,000, or $0.19 per share, at March 31, 1994.

At March 31, 1994 and December 31, 1993, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT
                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
March 31, 1994            Cost        Gains      Losses       Value
______________________________________________________________________
                                        (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities             $306,066     $13,097     ($1,752)   $317,411
 Other                      3,992         201         (24)      4,169
States, municipalities
 and political
 subdivisions              10,000         300          --      10,300
Foreign governments        10,573       1,680          --      12,253
Public utilities        1,127,236      32,130     (35,222)  1,124,144
Investment grade
 corporate              1,434,155      89,360     (29,195)  1,494,320
Below investment grade
 corporate                185,324       2,282      (5,033)    182,573
Mortgage-backed
 securities             1,560,511      28,819     (49,822)  1,539,508
Redeemable preferred
 stocks                       711          --        (264)        447
                       ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT           $4,638,568    $167,869   ($121,312) $4,685,125
                       =========== =========== =========== ===========

                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
December 31, 1993         Cost        Gains      Losses       Value
______________________________________________________________________
                                        (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities             $327,195     $22,121         $--    $349,316
 Other                      3,493         380          --       3,873
States, municipalities
 and political
 subdivisions              15,854         700         (28)     16,526
Foreign governments        10,573       2,580          --      13,153
Public utilities        1,198,523      75,309      (6,399)  1,267,433
Investment grade
 corporate              1,724,879     187,348      (4,529)  1,907,698
Below investment grade
 corporate                361,869      14,266      (4,765)    371,370
Mortgage-backed
 securities             1,435,129      51,384      (8,971)  1,477,542
Redeemable preferred
 stocks                       711          --        (264)        447
                       ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT           $5,078,226    $354,088    ($24,956) $5,407,358
                       =========== =========== =========== ===========

At March 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
March 31, 1994            Cost        Gains      Losses       Value
______________________________________________________________________
                                        (Dollars in thousands)

Public utilities          $78,701      $2,189     ($3,521)    $77,369
Investment grade
 corporate                345,519      19,329     (11,079)    353,769
Below investment grade
 corporate                186,668       5,995      (6,583)    186,080
Mortgage-backed
 securities               165,636       6,323          --     171,959
                       ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR
  SALE                   $776,524     $33,836    ($21,183)   $789,177
                       =========== =========== =========== ===========

Amortized cost and estimated market value of debt securities at March 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                          Amortized         Market
HELD FOR INVESTMENT                          Cost           Value
____________________________________________________________________
                                          (Dollars in thousands)

Due in one year or less                         $618            $635
Due after one year through five years         42,301          44,285
Due after five years through ten years       369,178         374,001
Due after ten years                        2,359,894       2,409,285
                                        _____________   _____________
                                           2,771,991       2,828,206
Mortgage-backed securities                 1,866,577       1,856,919
                                        _____________   _____________
TOTAL HELD FOR INVESTMENT                 $4,638,568      $4,685,125
                                        =============   =============

                                                          Estimated
                                          Amortized        Market
AVAILABLE FOR SALE                          Cost            Value
_____________________________________________________________________
                                          (Dollars in thousands)

Due after one year through five years         $6,087          $5,904
Due after five years through ten years       117,078         117,883
Due after ten years                          487,723         493,431
                                        _____________   _____________
                                             610,888         617,218
Mortgage-backed securities                   165,636         171,959
                                        _____________   _____________
TOTAL AVAILABLE FOR SALE                    $776,524        $789,177
                                        =============   =============


No fixed maturity securities were designated as available for sale on December 31, 1993. Short-term investments with maturities of 30 days or less have been excluded from the above schedules, since amortized cost approximates market value for those securities.

Amortized cost and estimated market value of mortgage-backed securities, which comprise 37.5% of the company's investment in fixed maturity securities as of March 31, 1994, are as follows:

                                                          Estimated
                                          Amortized        Market
                                            Cost            Value
                                        _____________________________
                                          (Dollars in thousands)
Mortgage-backed securities:
  Government guaranteed pools               $306,066        $317,411
  Private mortgage pools                      29,821          27,779
  Mezzanines                                  40,639          40,037
  CMO's and REMIC's:
   Sequential pay                          1,343,005       1,344,300
   Targeted amortization class               312,682         299,351
                                        _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES          $2,032,213      $2,028,878
                                        =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At March 31, 1994, unamortized premiums on mortgage-backed securities totalled $5,567,000 and unaccrued discounts on mortgage-backed securities totalled $48,598,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the three months ended March 31, 1994 and 1993 is as follows:

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________

Three months ended March 31, 1994
- - ------------------------------
Scheduled principal
 repayments, calls and
 tenders
  Held for investment     $89,497      $3,226         $--     $92,723
  Available for sale       51,293       1,097          --      52,390
Sales - available for
         sale              24,913       3,102          --      28,015
                       ___________ ___________ ___________ ___________
TOTAL                    $165,703      $7,425         $--    $173,128
                       =========== =========== =========== ===========

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________

Three months ended March 31, 1993
- - ------------------------------
Scheduled principal
 repayments, calls and
 tenders                 $170,960      $7,105         $--    $178,065
Sales                       1,933          87          --       2,020
                       ___________ ___________ ___________ ___________
TOTAL                    $172,893      $7,192         $--    $180,085
                       =========== =========== =========== ===========

No held for investment securities were sold and there were no transfers between the held for investment and available for sale portfolios during the three months ended March 31, 1994. During the three months ended March 31, 1994, the change in the net unrealized gain or loss on available for sale securities included in stockholders's equity, net of adjustments, amounted to $16,449,000 of net depreciation.

At March 31, 1994, the company owned one equity security with a book value of $250,000 and an estimated market value of $83,000, resulting in gross unrealized depreciation of $167,000.

Effective January 1, 1994, the company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The adoption of SFAS No. 114 had no impact on company's financial statements at January 1, 1994. During the three months ended March 31, 1994, one mortgage loan with a carrying value of $3,645,000 was restructured. As a result of this restructuring, a valuation allowance of $66,000 was established on the loan. In addition, the company received a new appraisal on one of its real estate properties during the quarter ended March 31, 1994. This appraisal indicated that the fair value of this property had declined below its carrying value. As a result of this determination, the company established a valuation allowance totalling $1,019,000 to reduce the value of this property to its estimated fair value, less costs to sell the property.

The carrying value of investments which have been non-income producing for the twelve months preceding March 31, 1994 includes: fixed maturities - $80,000; mortgage loans on real estate - $250,000; and real estate - $239,000.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at March 31, 1994.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

In the normal course of business, the company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $500,000 of coverage per individual life. The company does not use surplus relief reinsurance.

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At March 31, 1994, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totalling $11,246,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $10,504,000 at March 31, 1994 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced by $1,733,000 in the first quarter of 1994 compared to $1,462,000 in the same period of 1993, as a result of the
cession agreements.   Insurance benefits and expenses have been reduced by
$513,000 in the first quarter of 1994 compared to $1,032,000 in the same period of 1993. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. During 1991, the company established a reserve of $21,049,000 to cover such assessments, which was partially offset by $5,678,000 of expected future premium tax credits. The company regularly reviews information regarding known failures and revises its estimate of future guaranty fund assessments accordingly. In 1993, this review caused the company to accrue an additional $2,109,000 to cover amounts not previously reserved for. No additional amounts have been accrued during the first three months of 1994 and at March 31, 1994, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totalled $15,088,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments.

At March 31, 1994, outstanding commitments to fund mortgage loans on real estate totalled $38,986,000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a
consolidated basis.   The consolidated financial statements include the
accounts of the company and its subsidiaries. All of the company's significant subsidiaries are wholly-owned. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG").

FINANCIAL CONDITION

Investments

The company's total investments grew $334,554,000, or 5.9%, in the first three months of 1994 compared to growth of $323,497,000, or 7.2%, for the same period of 1993, as $331,483,000 of annuity and life insurance premiums were invested. The company monitors the growth of its insurance operations in order to maintain adequate capital ratios. The company has established a goal of growing assets 20% in 1994.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At March 31, 1994, 99.7% of the company's investments, excluding policy loans, were in cash or fixed income investments which consist of government and agency mortgage-backed securities (5.6% of the total investment portfolio); investment grade corporate and conventional mortgage- backed securities, as determined by either Standard & Poor's Corporation ("Standard & Poor's" or "S&P") or Moody's Investors Service ("Moody's") (80.8%); below investment grade corporate securities (6.4%); and mortgage loans on real estate (6.7%).

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On March 31, 1994, fixed income securities with an amortized cost of $776,524,000 and an estimated market value of $789,177,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, increased stockholders' equity by $6,067,000, or $0.19 per share, at March 31, 1994.

At March 31, 1994, the ratings assigned by Standard & Poor's and Moody's to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)
Ratings assigned by
Standard & Poor's:
 U.S. governments, agencies
  & AAA Corporates          $1,973,745     36.4%   $1,966,340     35.9%
 AA+ to AA-                    226,903      4.2%      228,025      4.2%
 A+ to A-                    1,755,291     32.3%    1,804,911     33.0%
 BBB+ to BBB-                  910,709     16.8%      916,999     16.7%
 BB+ to BB-                    301,599      5.6%      298,714      5.5%
 B+ to B-                       62,094      1.1%       62,094      1.1%
 D                               5,775      0.1%        5,775      0.1%
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)            85,161      1.6%       86,691      1.6%
 Rated 2 (BBB+ to BBB-)         50,167      0.9%       48,628      0.9%
 Rated 3 (BB+ to BB-)           50,947      0.9%       50,632      0.9%
 Rated 4 (B+ to B-)              4,563      0.1%        4,966      0.1%
 Rated 6 (CI, D)                    80      0.0%           80      0.0%
 Redeemable preferred stock        711      0.0%          447      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $5,427,745    100.0%   $5,474,302    100.0%
                           ============  =======  ============  =======


                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)
Ratings assigned by Moody's
 U.S. governments, agencies
 & Aaa Corporates           $1,923,027     35.4%   $1,915,727     35.0%
 Aa1 to Aa3                    209,512      3.9%      210,068      3.8%
 A1 to A3                    1,782,717     32.9%    1,828,325     33.4%
 Baa1 to Baa3                  905,005     16.7%      915,143     16.7%
 Ba1 to Ba3                    291,664      5.4%      288,950      5.3%
 B1 to B3                       56,074      1.0%       59,074      1.1%
 Ca                              5,775      0.1%        5,775      0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)           141,497      2.6%      143,446      2.6%
 Rated 2 (Baa1 to Baa3)         53,174      1.0%       51,669      1.0%
 Rated 3 (Ba1 to Ba3)           50,946      0.9%       50,632      0.9%
 Rated 4 (B1 to B3)              4,563      0.1%        4,966      0.1%
 Rated 6 (Ca, C)                    80      0.0%           80      0.0%
 Redeemable preferred stock        711      0.0%          447      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $5,424,745    100.0%   $5,474,302    100.0%
                           ============  =======  ============  =======

Note: Estimated market values of publicly traded securities are as reported by an independent pricing service. Estimated market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Estimated market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC").

Net unrealized appreciation of fixed maturity investments of $59,210,000 was comprised of gross appreciation of $201,705,000 and gross depreciation of $142,495,000.

At March 31, 1994, the carrying value of below investment grade securities, using the higher rating by Moody's or Standard & Poor's, totalled $371,404,000, or 6.4% of the company's investment portfolio. Included in this total were $104,665,000 of securities, rated investment grade when purchased and later downgraded. The company estimates that the market value of its below investment grade portfolio was $368,653,000, or 99.1% of amortized cost and 99.3% of carrying value, at March 31, 1994.

Below investment grade securities have different characteristics than investment grade corporate debt securities. Risk of loss upon default by the borrower is significantly greater with respect to below investment grade securities than with other corporate debt securities. Below investment grade securities are generally unsecured and are often
subordinated to other creditors of the issuer.   Also, issuers of below
investment grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The company attempts to reduce the overall risk in its below investment grade portfolio, as in all of its investments, through careful credit analysis, strict investment policy guidelines, and diversification by company and by industry.

During the first three months of 1994, the company purchased below investment grade securities at a total cost of $22,396,000. At March 31, 1994 these securities had an estimated market value of $21,680,000. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. Also during the first three months of 1994, below investment grade securities with carrying values of $7,086,000 were called or repaid and below investment grade securities with carrying values of $4,147,000 were upgraded to investment grade. Primarily as a result of these transactions, at March 31, 1994, the carrying value of the company's total investment in below investment grade securities consists of investments in 80 issuers totalling $371,404,000, or 6.4% of the company's investment portfolio compared to 81 issuers totalling $361,869,000, or 6.6%, at December 31, 1993. At March 31, 1994, the yield on the company's below investment grade portfolio was 9.7% compared to 8.2% for the company's corporate investment grade portfolio.

The company analyzes its investment portfolio at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the writedown is included in earnings as a realized loss.

Of the 80 below investment grade issuers in the company's investment portfolio at March 31, 1994, one issue was in default at March 31, 1994. This security had an original cost of $7,959,000 and had been written down to $699,000 prior to the adoption of SFAS No. 115. Effective January 1, 1994, the cost basis of this security was written down to its estimated fair value of $80,000 and a $619,000 realized loss was charged to earnings. The carrying value of fixed maturity investments considered to have other than temporary impairments represent a negligible portion of total investments, total assets, or total stockholders' equity at March 31, 1994.

Below investment grade investments, as well as other investments, are being monitored on an ongoing basis and future events may occur, or additional or updated information may be received, which may necessitate further write-downs of securities in the company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the company's net income in future periods.

During the first three months of 1994, corporate investment grade securities with a combined amortized cost value of $133,704,000 were called or repaid by their issuers. In addition, one investment grade security with an amortized cost of $24,913,000 was sold by the company. This security was designated as available for sale. Aggregate pre-tax gains from sales, calls and prepayments of fixed maturity investments totaled $7,425,000 in the first three months of 1994.

At March 31, 1994, the company's fixed maturity investment portfolio had a combined yield of 8.4% compared to 8.5% at December 31, 1993. Although interest rates have risen in recent months, new investment rates continue to be lower than the company's current portfolio yield and, as a result, the overall yield on the company's investment portfolio is declining as cash flows from insurance and annuity sales are invested at relatively lower rates. This decline in yield is compounded as investments in higher yielding securities are called or prepaid by their issuers and proceeds from these early payments are invested at current rates. The impact of further declines in portfolio yields on the company's operating results will depend upon the magnitude of the decline and the interest rates credited to policyholder account balances. At March 31, 1994, the average annual interest rate in effect for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.9%, compared to 6.1% at December 31, 1993.

Mortgage loans make up approximately 6.7% of the company's investment portfolio, as compared to an industry average of 14.8%, as reported in the 1993 ACLI Fact Book. The company has resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $391,338,000 from $346,829,000 during the first three months of 1994. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 254 loans with an average size of $1,541,000. Average seasoning of the company's mortgage loan portfolio is 10.6 years if weighted by the number of loans, or 4.1 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At March 31, 1994, the yield on the company's mortgage loan portfolio was 8.8%.

Distribution of these loans by type of collateral and geographic location is as follows:

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)

Collateral Breakdown
- - -------------------------
  Farm                        4          $193      0.1%
  Multi-family residential   29        80,749     20.6%
  Industrial                119       113,033     28.9%
  Office buildings           32        54,577     13.9%
  Retail                     67       129,933     33.2%
  Other                       3        12,853      3.3%
                          ______  ____________  _______
TOTAL                       254      $391,338    100.0%
                          ======  ============  =======

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)

Geographic Breakdown
- - -------------------------
  New England                 2        $1,138      0.3%
  Middle Atlantic            26        38,099      9.8%
  South Atlantic             26        40,033     10.2%
  East North Central         67        96,729     24.7%
  West North Central         26        50,918     13.0%
  East South Central          8        13,076      3.4%
  West South Central         18        30,655      7.8%
  Mountain                   11        27,418      7.0%
  Pacific                    70        93,272     23.8%
                          ______  ____________  _______
TOTAL                       254      $391,338    100.0%
                          ======  ============  =======

At March 31, 1994, 0.2% of the commercial mortgage portfolio, or $604,000, was delinquent by 90 days or more. In addition, the company holds $14,823,000 in foreclosed real estate. The company does not expect to incur material losses from these investments since delinquent loans represent a small percentage of the portfolio. The company has been able to recover 83% of the principal amount of problem mortgages that have been resolved in the last three years.

During the first three months of 1994, the company determined that the carrying value of one of its real estate properties exceeded its estimated fair value, less costs of sale. As a result of this determination the company established a valuation allowance totalling $1,019,000 on this property.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.01% of the company's investments in default at March 31, 1994. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 101.2% of amortized cost and 101.1% of carrying value at March 31, 1994.

Other assets

Notes and other receivables increased $22,539,000 primarily as a result of an increase in funds in transit related to investment repayments. Deferred policy acquisition costs increased $21,862,000 over year-end 1993 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales and premiums continued to exceed the amortization of costs deferred in previous periods. At March 31, 1994, the company had total assets of $6,808,167,000, an increase of 5.9% over total assets at December 31, 1993.

Liabilities

In conjunction with the volume of insurance and annuity sales and premiums, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $289,370,000, or 5.2%, during the first three months of 1994. Total consolidated debt increased $33,282,000 during this period as commercial paper was issued to offset timing differences in investment related cash receipts and disbursements, and amounted to $117,496,000 at March 31, 1994. Other liabilities increased $30,846,000 from year-end 1993 levels primarily as the result of an increase in the liability for securities purchased but not yet paid for.


The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. During 1991, the company established a reserve of $21,049,000 to cover such assessments, which was partially offset by $5,678,000 of expected future premium tax credits. The company regularly reviews information regarding known failures and revises its estimate of future guaranty fund assessments accordingly. In 1993, this review caused the company to accrue an additional $2,109,000 to cover amounts not previously reserved for. No additional amounts have been accrued during the first three months of 1994 and at March 31, 1994, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totalled $15,088,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments.

At March 31, 1994, the company had total liabilities of $6,254,348,000 compared to $5,903,473,000 at December 31, 1993, a 5.9% increase.

Equity

At March 31, 1994, stockholders' equity was $553,819,000, or $17.55 per share, compared to $527,962,000 or $16.76 per common share at year end 1993. The ratio of consolidated debt to total capital was 17.5% at March 31, 1994, 1993, up from 13.8% at year-end 1993 as a result of the increase in short-term borrowings. At March 31, 1994, there were 31,558,249 common shares outstanding compared to 31,504,586 shares at December 31, 1993.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At March 31, 1994 the company had $67,500,000 in commercial paper notes outstanding, an increase of $33,500,000 from December 31, 1993 as additional commercial paper was issued to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On March 31, 1994, the company entered into new agreements which provide for lines of credit totalling $249,000,000. A credit line totalling $166,000,000 expires on March 31, 1997 and a credit line totalling $83,000,000 expires on March 30, 1995.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $39,335,000 during the remainder of 1994. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The company's insurance subsidiaries have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate that the company's insurance subsidiaries have total adjusted capital (as defined in the requirements) which is well above all required capital levels.

The terms of the line of credit agreements totalling $249,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive of these covenants requires the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $420,000,000, plus (ii) 50% of consolidated net income from January 1, 1994 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1994 to the end of the most recent quarter. At March 31, 1994, $113,246,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Developing and writing increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations including amounts in excess of those which may be realized from operating results. The company may also expand its insurance operations through acquisition of blocks of business from other insurance companies, or through the acquisition of an insurance company, although no such acquisitions are currently planned. On October 21, 1993, the company completed a primary stock offering of 2,300,000 shares to the public at a price of $35 per share and received net proceeds of approximately $76,473,000 from the sale after deduction of the underwriter's discount and expenses. The company has contributed $70,000,000 of these proceeds to its insurance subsidiaries. Over time, further growth in the company's insurance operations may require additional capital although the company believes it now has sufficient capital resources to support growth in its operations for the next several years. The company's primary sources of capital are retained earnings and the issuance of additional common stock or debt.

On April 15, 1994, the company notified bondholders and the trustee of the 9.30% Notes due 1998 totalling $49,996,000 that it intended to redeem these notes at par on June 1, 1994. Operating cash flows will be used to redeem the notes.

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

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, increased $54,789,000, or 21.9%, to $305,404,000 in the first quarter of 1994 compared to the same period in 1993. Annuity sales remained strong and increased $53,581,000, or 21.7%, to $300,342,000 in the first quarter of 1994. The company believes that its commitment to customer service, the quality of its investment portfolio and its overall financial strength continue to attract consumers to its annuity products as consumer's continue to seek a secure return on their retirement savings. First year and single life insurance premiums increased $1,208,000, or 31.4%, to $5,062,000 in the first quarter of 1994 due to increases in sales of the company's universal life and current interest products.

Revenues

Total revenues increased $19,841,000, or 14.9%, to $152,619,000 in the first quarter of 1994. Universal life insurance and investment product charges increased $2,230,000, or 27.0%, to $10,504,000 in the first quarter of 1994, as increased surrenders of the company's annuity products generated higher surrender charge revenues. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was partially offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $151,000, or 1.3%, to $11,810,000 in the first quarter of 1994. These traditional product premium decreases resulted from lower renewal premiums although premiums from new sales increased slightly.

Net investment income increased $18,365,000, or 18.1%, to $119,901,000 in the first quarter of 1994 as the increase in invested assets more than offset a decline in portfolio yield. The effective average annual yield on invested assets was 8.7% in the first quarter of 1994 compared to 9.4% for the comparable period of 1993. The company's investment portfolio, excluding policy loans, had a yield to maturity of 8.4% at March 31, 1994, compared to 9.0% at March 31, 1993, reflecting a general decline in interest rates, and substantial principal repayments, calls and tenders of investments. The effect of this decline in portfolio yield on the company's future net income will depend on many factors, including the level of interest rates credited to policyholder account balances. During the first quarter of 1994, the company had realized gains on the sale of investments of $6,009,000 compared to gains of $7,642,000 in 1993.

Expenses

Total insurance benefits and expenses increased $17,184,000, or 18.0%, to $112,733,000 in the first quarter of 1994. Interest credited to universal life and investment product account balances increased $9,709,000, or 15.4%, to $72,837,000 in the first quarter of 1994 as a result of higher account balances associated with those products. The average annual interest rate credited to policy accounts for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 6.0% for the first quarter of 1994 compared to 6.9% in the first quarter of 1993. The average annual interest rate in effect for those policies at March 31, 1994 was 5.9%, compared to 6.8% at March 31, 1993. The company's policy is to reduce rates credited to policy accounts as investment yields decline. Most of the company's interest sensitive policies allow for interest rate adjustments at least annually.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $631,000, or 8.4%, to $8,137,000 in the first quarter of 1994 while other benefits declined $927,000, or 10.8%, to $7,635,000. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had no material impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing average aggregate surrenders and withdrawals by average aggregate account balances, was 6.3%, on an annualized basis, for the three months ended March 31, 1994 compared to 3.8% in the first three months of 1993. Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. The company anticipates an increase in annuity surrenders as this block of business matures. A block of annuity policies sold in 1988 and 1989 contained a 5 year interest guarantee which is currently expiring. The company has planned for, and experienced, higher surrenders related to this block of business. Excluding these surrenders, the company's annuity withdrawal ratio would have been 5.3%. The company currently does not market annuity policies with 5 year guarantees. Approximately 5% ($230 million) of its annuity liabilities contain this feature. The company's annualized lapse ratio for life insurance measured in terms of face amount and using A.M. Best's formula, was 7.1% in the first three months of 1994 compared to 7.3% in the first three months of 1993.

Commissions increased $5,308,000, or 21.0%, to $30,568,000 in the first quarter of 1994 as sales of annuity products continued to increase. This increase was offset by an increase in the deferral of such policy acquisition costs, and thus had very little impact on total insurance expenses. The amortization of deferred policy acquisition costs increased by $4,975,000, or 82.3%, to $11,020,000 in the first quarter of 1994.
This increase in amortization of deferred policy acquisition costs was due to the $2,226,000 amortization related to realized gains, the 25.4% growth in policy liabilities since March 31, 1993 and the higher lapses and surrender charge income incurred in this quarter.

Income

Operating income (income excluding realized gains and losses, net of related income taxes, and excluding amortization of deferred policy acquisition costs related to realized gains and losses, net of related income taxes) increased 31.3% in the first quarter of 1994, to $20,046,000, or $0.64 per share, from $15,262,000, or $0.53 per share, in 1993. The company recognized realized gains on the sale of investments (net of related income taxes) of $4,003,000, or $0.13 per share, in the first quarter of 1994 compared to realized gains of $5,044,000, or $0.17 per share in 1993. In addition, increased levels of realized gains above gains originally assumed caused the company to accelerate the amortization of deferred policy acquisition costs. During the first three months of 1994, the company reduced net income by $1,447,000, or $0.05 per share, as a result of this amortization. Net income was $22,602,000, or $0.72 per share in the first three months of 1994, compared to $20,306,000, or $0.70 per share in 1993. 1993 per share amounts reported above have been restated to reflect the two-for-one stock split on June 1, 1993.

Insurance Regulation

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

Federal Income Taxes

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

                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the company and its subsidiaries are engaged in litigation. Management believes it is unlikely that the outcome of any pending litigation will have a material adverse effect on the company's financial condition.


Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              4(a) Letter agreement to furnish Commission upon request
                   copies of other long-term debt instruments

             11    Statement re: Computation of per share earnings

             21    Subsidiary list

         (b) No reports on Form 8K were filed for the quarter ended March 31, 1994.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 9, 1994               EQUITABLE OF IOWA COMPANIES





                                        By/s/ P. E. Larson
                                        _______________________________
                                        Executive Vice President and CFO
                                        (Principal Financial Officer)



                                        By/s/ D. A. Terwilliger
                                        _______________________________
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                     INDEX

                             Exhibits to Form 10-Q
                       Three Months ended March 31, 1994
                          EQUITABLE OF IOWA COMPANIES


                                                                Page Number

3    Articles of Incorporation and By-Laws
     (a)     Restated Articles of Incorporation as amended
             through April 29, 1993, filed as Exhibit 3(a)
             to Form 10-Q for the period ended June 30, 1993,
             is incorporated by reference                               --

     (b)     Amended and restated By-Laws filed as Exhibit 2
             to Form 8-K dated November 11, 1991, is incorporated
             by reference                                               --

4    Instruments Defining the Rights of Security Holders,
     Including Indentures
     (a)     Letter Agreement to furnish Commission upon request
             copies of other long-term debt instruments                 29

     (b)(i)  Rights Agreement filed as Exhibit 1 to Form 8-K dated
             April 30, 1992, is incorporated by reference               --

       (ii)  First amendment to Rights Agreement changing Rights
             Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the
             period ended September 30, 1992, is incorporated
             by reference                                               --

      (iii)  Second amendment to Rights Agreement dated April 29,
             1993, adjusting Purchase Price filed as Exhibit 2.2
             to Form 8-A/A dated May 13, 1993,is incorporated
             by reference                                               --

10   Material Contracts
     (a)     Executive compensation plans and arrangements *

        (i)  Restated Executive Severance Pay Plan filed as Exhibit
             10(a) to Form 10-K for the year ended December 31, 1992,
             is incorporated by reference                               --

       (ii)  Directors' Deferred Compensation Plan filed as Exhibit
             10(b) to Form 10-K for the year ended December 31, 1989,
             is incorporated by reference                               --

      (iii)  1982 Stock Incentive Plan filed as Exhibit 10(c) to
             Form 10-K for the year ended December 31, 1989, is
             incorporated by reference                                  --

       (iv)  Excess Benefit Plan filed as Exhibit 10(d) to Form
             10-K for the year ended December 31, 1989, is
             incorporated by reference                                  --

        (v)  Supplemental Employee Retirement Plan filed as Exhibit
             10(e) to Form 10-K for the year ended December 31, 1989,
             is incorporated by reference                               --

                                     INDEX

                             Exhibits to Form 10-Q
                       Three Months ended March 31, 1994
                          EQUITABLE OF IOWA COMPANIES

                                                                Page Number


       (vi)  Executive Flexible Perquisite Program filed as Exhibit
             10(f) to Form 10-K for the year ended December 31, 1992,
             is incorporated by reference                               --

      (vii)  Key Employee Incentive Plan filed as Exhibit 10(g)
             to Form 10-K for the year ended December 31, 1992, is
             incorporated by reference                                  --

     (viii)  1992 Stock Incentive Plan, as amended, Registration
             Statement No. 33-57492 filed as Exhibit 10(i) to Form
             10-Q for the period ended March 31, 1993, is
             incorporated by reference                                  --

       (ix)  James E. Luhrs Consulting Agreement filed as Exhibit
             10(j) to Form 10-Q for the period ended June 30, 1992,
             is incorporated by reference                               --

             * Management contracts or compensation plans required to be filed as an Exhibit pursuant to item 14(c) of Form 10(K).

11   Statement re: Computation of Per Share Earnings                    30

21   Subsidiaries List                                                  31

23   Consent of Experts and Counsel

     (a)  Consent of independent auditors (not required)                --
     (b)  Consent of counsel (not required)                             --

27   Financial Data Schedule (not required)                             --

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated
     November 11, 1991, is incorporated by reference                    --