Form 10-Q
period 1994-06-30
EQUITABLE OF IOWA COMPANIES
filed 1994-08-04
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1994

                                  OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


               Commission file number      0-8590

                     Equitable of Iowa Companies
        (Exact name of registrant as specified in its charter)

          Iowa                                       42-1083593
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

604 Locust Street, Des Moines, Iowa                     50306
(Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code  (515) 245-6911

__________________________________________________________________________
Former name, former address and formal fiscal year, if changed since last report

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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.       Yes / /  No / /

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,640,326 shares of Common Stock as of August 1, 1994.


                           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                          FOR THE THREE MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

REVENUES:
 Universal life and annuity
  product charges                            $10,607          $8,245
 Traditional life insurance premiums          11,403          11,785
 Net investment income                       125,398         106,068
 Realized gains on investments                 7,705           8,835
 Other income                                  4,177           4,339
                                        _____________   _____________
                                             159,290         139,272
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances      77,040          65,414
   Benefit claims incurred in excess of
    account balances                           1,281           1,656
  Traditional life insurance benefits:
   Death benefits                              6,462           4,730
   Other benefits                              8,280           8,351
  Increase (decrease) in future policy benefits:
   Life and annuity                               43             797
   Other contracts                              (161)              6
  Distributions to participating
   policyholders                               6,180           6,257
  Underwriting, acquisition and insurance expenses:
   Commissions                                43,037          25,879
   General expenses                           10,313           8,133
   Insurance taxes                             2,388           1,454
   Policy acquisition costs deferred         (52,221)        (30,940)
   Amortization of deferred policy
    acquisition costs                         12,308          11,580
                                        _____________   _____________
                                             114,950         103,317

Interest expense                               1,995           2,570
Other expenses                                 2,295           2,036
                                        _____________   _____________
                                             119,240         107,923
                                        _____________   _____________
                                              40,050          31,349




Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                          FOR THE THREE MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                           (Dollars in thousands
                                            except per share data)

Income taxes (credit):
 Current                                     $13,067         $12,420
 Deferred                                      1,153          (1,656)
                                        _____________   _____________
                                              14,220          10,764
                                        _____________   _____________
                                              25,830          20,585
Equity income, net of related tax benefit
  of $108 in 1994 and $63 in 1993                183             122
                                        _____________   _____________
         NET INCOME                           26,013          20,707
                                        =============   =============


NET INCOME PER COMMON SHARE (average
  shares used: 1994 - 31,610,708;
    1993 - 29,071,449):                        $0.82           $0.71
                                        =============   =============


CASH DIVIDENDS PAID PER COMMON SHARE           $0.12          $0.105






























Consolidated Statements of Income (Unaudited):

                                           FOR THE SIX MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

REVENUES:
 Universal life and annuity
  product charges                            $21,111         $16,519
 Traditional life insurance premiums          23,213          23,746
 Net investment income                       245,299         207,604
 Realized gains on investments                13,714          16,477
 Other income                                  8,572           7,704
                                        _____________   _____________
                                             311,909         272,050
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances     149,877         128,542
   Benefit claims incurred in excess of
    account balances                           2,796           2,668
  Traditional life insurance benefits:
   Death benefits                             13,084          11,224
   Other benefits                             15,915          16,913
  Increase (decrease) in future policy benefits:
   Life and annuity                            1,178           1,096
   Other contracts                                44            (568)
  Distributions to participating
   policyholders                              12,254          12,857
  Underwriting, acquisition and insurance expenses:
   Commissions                                73,605          51,139
   General expenses                           19,619          15,905
   Insurance taxes                             4,633           3,111
   Policy acquisition costs deferred         (88,650)        (61,646)
   Amortization of deferred policy
    acquisition costs                         23,328          17,625
                                        _____________   _____________
                                             227,683         198,866

Interest expense                               4,185           5,034
Other expenses                                 5,125           4,409
                                        _____________   _____________
                                             236,993         208,309
                                        _____________   _____________
                                              74,916          63,741














Consolidated Statements of Income (Unaudited):   (CONTINUATION)

                                           FOR THE SIX MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                           (Dollars in thousands
                                            except per share data)

Income taxes:
 Current                                     $24,026         $19,428
 Deferred                                      2,346           3,382
                                        _____________   _____________
                                              26,372          22,810
                                        _____________   _____________
                                              48,544          40,931
Equity income, net of related tax benefit
  of $56 in 1994 and $42 in 1993                  71              82
                                        _____________   _____________
         NET INCOME                           48,615          41,013
                                        =============   =============


NET INCOME PER COMMON SHARE (average
  shares used: 1994 - 31,570,348;
    1993 - 29,037,045):                        $1.54           $1.41
                                        =============   =============


CASH DIVIDENDS PAID PER COMMON SHARE          $0.225          $0.195






























Consolidated Balance Sheets (Unaudited):

                                        June 30, 1994   December 31, 1993
                                        _____________   _________________
                                            (Dollars in thousands)

ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1994 - $4,860,457;
    1993 - $5,407,358)                    $5,010,085      $5,078,226
  Available for sale, at market
   (cost:  1994 - $790,726; 1993 - $0)       774,811              --
 Equity securities, at market
   (cost:  1994 - $250; 1993 - $250)              83              83
 Mortgage loans on real estate               436,557         346,829
 Real estate, less allowances for
  depreciation of $4,785 in 1994
  and $4,580 in 1993                          19,463          20,773
 Policy loans                                175,833         176,849
 Short-term investments                       19,164          67,619
                                        _____________   _____________
  TOTAL INVESTMENTS                        6,435,996       5,690,379

Cash and cash equivalents                     10,915           5,190

Securities and indebtedness of
 related parties                               9,123          11,791

Accrued investment income                    100,743          92,473

Notes and other receivables                   21,960          27,366

Deferred policy aquisition costs             522,431         451,180

Property and equipment, less
 allowances for depreciation of
 $5,698 in 1994 and $4,259 in 1993             7,412           7,431

Current income tax recoverable                 3,499              --

Deferred income tax benefit                   12,928          11,583

Intangible assets                              2,689           3,346

Other assets                                  40,667          36,668

Separate account assets                       86,367          94,028
                                        _____________   _____________
   TOTAL ASSETS                           $7,254,730      $6,431,435
                                        =============   =============







Consolidated Balance Sheets (Unaudited):

                                        June 30, 1994   December 31, 1993
                                        _____________   _________________
                                            (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Traditional life insurance
   products                                 $776,368        $774,356
  Universal life and annuity
   products                                5,500,551       4,803,729
  Unearned revenue reserve                    13,882          14,451
 Other policy claims and benefits              5,106           5,765
                                        _____________   _____________
                                           6,295,907       5,598,301
Other policyholders' funds:
 Supplementary contracts without
  life contingencies                          11,877          11,729
 Advance premiums and other deposits             859             925
 Accrued dividends                            12,743          13,251
                                        _____________   _____________
                                              25,479          25,905

Current income taxes payable                      --           2,293
Notes and loans payable:
 Commercial paper notes                      139,000          34,000
 Convertible subordinated installment
  notes                                           --             218
 Long-term bonds                                  --          49,996
                                        _____________   _____________
                                             139,000          84,214

Other liabilities                            143,737          98,732
Separate account liabilities                  86,367          94,028
                                        _____________   _____________
   TOTAL LIABILITIES                       6,690,490       5,903,473

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                     --              --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,640,326
  shares in 1994 and 31,504,586 in 1993       31,640          31,505
 Additional paid-in capital                   78,072          75,841
 Unrealized appreciation (depreciation)
  on fixed maturity securities                (6,480)             --
 Unrealized appreciation (depreciation)
  on marketable equity securities               (167)           (167)
 Retained earnings                           463,578         422,093
 Unearned compensation (deduction)            (2,403)         (1,310)
                                        _____________   _____________
   TOTAL STOCKHOLDERS' EQUITY                564,240         527,962
                                        _____________   _____________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $7,254,730      $6,431,435
                                        =============   =============

Consolidated Statement of Cash Flows (Unaudited):

                                           FOR THE SIX MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

OPERATING ACTIVITIES
 Net income                                  $48,615         $41,013
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances     149,877         128,542
   Charges for mortality and
    administration                           (22,048)        (15,286)
   Deferral of unearned revenues                   8           1,088
   Amortization of unearned revenue
    reserve                                     (724)         (1,362)
  Increase in traditional life policy
   liabilities and accruals                    1,407           1,434
  Decrease in other policyholders' funds        (426)           (583)
  Increase in accrued investment income       (8,270)         (8,285)
  Policy acquisition costs deferred          (88,650)        (61,646)
  Amortization of deferred policy
   acquisition costs                          23,328          17,625
  Change in other assets, other
   liabilities, and accrued income taxes      42,730          26,693
  Provision for depreciation and
   amortization                                1,764            (206)
  Provision for deferred income taxes          2,161           3,439
  Share of (earnings) losses of related
   parties                                       161            (124)
  Realized gains on investments              (13,714)        (16,477)
                                        _____________   _____________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                 136,219         115,865

INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities - held for investment     189,312         489,900
  Fixed maturities - available for sale      155,594              --
  Mortgage loans on real estate               20,337          21,941
  Real estate                                    527              31
  Policy loans                                15,589          13,139
  Short-term investments - net                48,455          36,862
                                        _____________   _____________
                                             429,814         561,873
 Acquisition of investments:
  Fixed maturities - held for investment    (947,452)     (1,051,019)
  Fixed maturities - available for sale     (105,343)             --
  Mortgage loans on real estate             (109,952)        (45,398)
  Real estate                                   (309)            (17)
  Policy loans                               (14,573)        (13,141)
                                        _____________   _____________
                                          (1,177,629)     (1,109,575)



Consolidated Statement of Cash Flows (Unaudited):  (CONTINUATION)

                                           FOR THE SIX MONTHS ENDED
                                        June 30, 1994   June 30, 1993
                                        _____________   _____________
                                        (Current Year)  (Preceding Year)
                                            (Dollars in thousands)

INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                        $2,795            $667
 Additions to investments accounted for
  by the equity method                            (1)           (325)
 Repayments of notes receivable                    1               4
 Issuance of notes receivable                 (1,287)             --
 Sales of property and equipment                 253             233
 Purchases of property and equipment          (1,402)         (1,840)
                                        _____________   _____________
NET CASH USED IN INVESTING ACTIVITIES       (747,456)       (548,963)

FINANCING ACTIVITIES
 Repayment of notes and loans payable        (50,214)             (7)
 Issuance (repayment) of commercial
  paper - net                                105,000          12,176
 Receipts from universal life policies
  and annuity contracts credited to
  policyholder account balances              793,180         531,368
 Return of policyholder account balances
  on universal life policies and
  annuity contracts                         (224,187)       (116,085)
 Issuance of stock under employee
  stock plans and upon debt
  conversion                                     314             466
 Cash dividends paid                          (7,131)         (5,685)
                                        _____________   _____________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                 616,962         422,233
                                        _____________   _____________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  5,725         (10,865)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            5,190           6,210
                                        _____________   _____________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $10,915         ($4,655)
                                        =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                    $3,953          $4,859
  Income taxes                                35,458          17,720






NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2 -- INVESTMENT OPERATIONS

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Transfers of securities between categories are restricted and are recorded at fair value at the time of transfer. Securities that are determined to have a decline in value that is other than temporary are written down to fair value as a new cost basis by a
charge to realized losses in the company's Statement of Income.   Premiums
and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.

Prior to the adoption of SFAS No. 115, all of the company's fixed maturity securities were classified as "held to maturity". Fixed maturity securities were written down to net realizable value (the sum of the estimated nondiscounted cash flows from the securities) if the securities were determined to have declines in value that were "other than temporary". Future investment income was recognized at the rate implicit in this calculation of net realizable value.

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

The cumulative effect of adopting SFAS No. 115 was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On June 30, 1994, fixed income securities with an amortized cost of $790,726,000 and an estimated market value of $774,811,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, decreased stockholders' equity by $6,480,000, or $0.20 per share, at June 30, 1994.



At June 30, 1994 and December 31, 1993, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT
                                      Gross      Gross      Estimated
                        Amortized  Unrealized  Unrealized    Market
June 30, 1994             Cost        Gains      Losses       Value
_____________________________________________________________________
U.S. government and                     (Dollars in thousands)
 governmental agencies
 and authorities:
 Mortgage-backed
  securities             $303,711      $6,600     ($8,913)   $301,398
 Other                      3,989         114         (69)      4,034
States, municipalities
 and political
 subdivisions              15,709          75        (580)     15,204
Foreign governments        10,573         917          --      11,490
Public utilities        1,193,816      14,826     (66,248)  1,142,394
Investment grade
 corporate              1,500,552      54,963     (53,242)  1,502,273
Below investment grade
 corporate                228,041       1,458      (9,120)    220,379
Mortgage-backed
 securities             1,752,985      20,328    (110,474)  1,662,839
Redeemable preferred
 stocks                       709          --        (263)        446
                       ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT           $5,010,085     $99,281   ($248,909) $4,860,457
                       =========== =========== =========== ===========

                                      Gross      Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
December 31, 1993         Cost        Gains      Losses       Value
______________________________________________________________________
U.S. government and                     (Dollars in thousands)
 governmental agencies
 and authorities:
 Mortgage-backed
  securities             $327,195     $22,121     $    --    $349,316
 Other                      3,493         380          --       3,873
States, municipalities
 and political
 subdivisions              15,854         700         (28)     16,526
Foreign governments        10,573       2,580          --      13,153
Public utilities        1,198,523      75,309      (6,399)  1,267,433
Investment grade
 corporate              1,724,879     187,348      (4,529)  1,907,698
Below investment grade
 corporate                361,869      14,266      (4,765)    371,370
Mortgage-backed
 securities             1,435,129      51,384      (8,971)  1,477,542
Redeemable preferred
 stocks                       711          --        (264)        447
                       ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT           $5,078,226    $354,088    ($24,956) $5,407,358
                       =========== =========== =========== ===========

At June 30, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
June 30, 1994             Cost        Gains      Losses       Value
______________________________________________________________________
U.S. government and                     (Dollars in thousands)
 governmental agencies
 and authorities:
 Mortgage-backed
  securities              $19,083     $    --       ($245)    $18,838
Public utilities           78,687       1,456      (6,909)     73,234
Investment grade
 corporate                345,742      12,302     (19,463)    338,581
Below investment grade
 corporate                182,605       3,204     (10,024)    175,785
Mortgage-backed
 securities               164,609       3,987        (223)    168,373
                       ___________ ___________ ___________ ___________
TOTAL AVAILABLE
  FOR SALE               $790,726     $20,949    ($36,864)   $774,811
                       =========== =========== =========== ===========


No fixed maturity securities were designated as available for sale on December 31, 1993. Amortized cost and estimated market value of debt securities at June 30, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                          Amortized       Estimated
HELD FOR INVESTMENT                         Cost         Market Value
_____________________________________________________________________
                                          (Dollars in thousands)

Due in one year or less                         $651            $651
Due after one year through five years         39,322          40,472
Due after five years through ten years       512,495         507,091
Due after ten years                        2,400,921       2,348,006
                                        _____________   _____________
                                           2,953,389       2,896,220
Mortgage-backed securities                 2,056,696       1,964,237
                                        _____________   _____________
TOTAL HELD FOR INVESTMENT                 $5,010,085      $4,860,457
                                        =============   =============










                                          Amortized      Estimated
AVAILABLE FOR SALE                          Cost        Market Value
_____________________________________________________________________
                                          (Dollars in thousands)

Due after one year through five years        $11,000         $10,968
Due after five years through ten years       108,100         106,312
Due after ten years                          487,934         470,320
                                        _____________   _____________
                                             607,034         587,600
Mortgage-backed securities                   183,692         187,211
                                        _____________   _____________
TOTAL AVAILABLE FOR SALE                    $790,726        $774,811
                                        =============   =============

Short-term investments with maturities of 30 days or less have been excluded from the above schedules, since amortized cost approximates market value for those securities.

Carrying value and estimated market value of mortgage-backed securities, which comprise 38.8% of the company's investment in fixed maturity securities as of June 30, 1994, are as follows:


                                          Carrying        Estimated
                                            Value       Market Value
                                        _____________________________
                                          (Dollars in thousands)

Mortgage-backed securities:
  Government and agency guaranteed pools:
   Pass through                             $179,780        $183,875
   Sequential pay                            142,769         136,361
  Private mortgage pools                      28,651          25,748
  Mezzanines                                  40,567          38,704
  CMO's and REMIC's:
   Sequential pay                          1,493,934       1,439,160
   Planned amortization class                 17,596          18,000
   Targeted amortization class               340,610         309,600
                                        _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES          $2,243,907      $2,151,448
                                        =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At June 30, 1994, unamortized premiums on mortgage-backed securities totalled $5,301,000 and unaccrued discounts on mortgage-backed securities totalled $61,117,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the six months ended June 30, 1994 and 1993 is as follows:

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________

Six months ended June 30, 1994
- - ------------------------------
Scheduled principal
 repayments, calls and
 tenders
  Held for investment    $181,832      $7,480         $--    $189,312
  Available for sale      123,246       4,333          --     127,579
Sales - available for
         sale              24,913       3,102          --      28,015
                       ___________ ___________ ___________ ___________
TOTAL                    $329,991     $14,915         $--    $344,906
                       =========== =========== =========== ===========

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________

Six months ended June 30, 1993
- - ------------------------------
Scheduled principal
 repayments, calls and
 tenders                 $465,518     $22,362         $--    $487,880
Sales                       1,933          87          --       2,020
                       ___________ ___________ ___________ ___________
TOTAL                    $467,451     $22,449         $--    $489,900
                       =========== =========== =========== ===========


No held for investment securities were sold and there were no transfers between the held for investment and available for sale portfolios during the six months ended June 30, 1994. During the six months ended June 30, 1994, the change in the net unrealized gain or loss on available for sale securities included in stockholders' equity, net of adjustments, amounted to $28,996,000 of net depreciation.

At June 30, 1994, the company owned one equity security with a book value of $250,000 and an estimated market value of $83,000, resulting in gross unrealized depreciation of $167,000.

Effective January 1, 1994, the company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The adoption of SFAS No. 114 had no impact the on company's financial statements at January 1, 1994. During the six months ended June 30, 1994, one mortgage loan with a carrying value of $3,645,000 was restructured. As a result of this restructuring, a valuation allowance of $66,000 was established on the loan. In addition, the company received a new appraisal on one of its real estate properties during the quarter ended March 31, 1994. This appraisal indicated that the fair value of this property had declined below its carrying value. As a result of this determination, the company established a valuation allowance totalling $1,019,000 to reduce the value of this property to its estimated fair value, less costs to sell the property.

The carrying value of investments which have been non-income producing for the twelve months preceding June 30, 1994 includes: fixed maturities - $80,000; mortgage loans on real estate - $250,000; and real estate - $239,000.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at June 30, 1994.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At June 30, 1994, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totalling $11,183,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $10,130,000 at June 30, 1994 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced by $3,020,000 in the first six months and $1,287,000 in the second quarter of 1994 compared to $2,726,000 and $1,264,000, respectively, in the same periods of 1993, as a result of the
cession agreements.   Insurance benefits and expenses have been reduced by
$1,738,000 in the first six months and $1,225,000 in the second quarter of 1994 compared to $1,495,000 and $463,000, respectively, in the same periods of 1993. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. During 1991, the company established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimate of future
guaranty fund assessments accordingly.   No additional amounts have been
accrued during the first six months of 1994 and at June 30, 1994, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totalled $14,555,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

At June 30, 1994, outstanding commitments to fund mortgage loans on real estate totalled $32,024,000. In addition, outstanding commitments to purchase mortgage-backed securities totalled $98,774,000 at June 30, 1994.


















































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

FINANCIAL CONDITION

Investments

The company's total investments grew $745,617,000, or 13.1%, in the first six months of 1994 compared to growth of $565,258,000, or 12.7%, for the same period of 1993, as $810,410,000 of annuity and life insurance premiums were received during the period. The company manages the growth of its insurance operations in order to maintain adequate capital ratios. The company has established a goal of growing assets 20% in 1994.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At June 30, 1994, 99.7% of the company's investments, excluding policy loans, were in cash and short-term investments (0.3%) or fixed income investments which consist of governments and agency mortgage-backed securities (5.6%); investment grade corporate bonds, as determined by either Standard & Poor's Corporation ("Standard & Poor's" or "S&P") or Moody's Investors Service ("Moody's") (49.6%); conventional investment grade mortgage-backed securities (30.7%); below investment grade securities (6.5%); and mortgage loans on real estate (7.0%).

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On June 30, 1994, fixed income securities with an amortized cost of $790,726,000 and an estimated market value of $774,811,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, decreased stockholders' equity by $6,480,000, or $0.20 per share, at June 30, 1994.






At June 30, 1994, the ratings assigned by Standard & Poor's and Moody's to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)

Ratings assigned by
Standard & Poor's:
 U.S. governments, agencies
  & AAA Corporates          $2,192,717     37.9%   $2,103,629     37.3%
 AA+ to AA-                    238,969      4.1%      231,675      4.1%
 A+ to A-                    1,786,167     30.9%    1,770,877     31.4%
 BBB+ to BBB-                  980,946     16.9%      956,279     17.0%
 BB+ to BB-                    324,904      5.6%      318,270      5.6%
 B+ to B-                       56,899      1.0%       56,899      1.0%
 D                               5,040      0.1%        5,040      0.1%
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)            78,716      1.4%       77,790      1.4%
 Rated 2 (BBB+ to BBB-)         51,302      0.9%       47,603      0.9%
 Rated 3 (BB+ to BB-)           63,914      1.1%       61,871      1.1%
 Rated 4 (B+ to B-)              4,533      0.1%        4,809      0.1%
 Rated 6 (CI, D)                    80      0.0%           80      0.0%
 Redeemable preferred stock        709      0.0%          446      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $5,784,896    100.0%   $5,635,268    100.0%
                           ============  =======  ============  =======






























                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)

Ratings assigned by Moody's:
 U.S. governments, agencies
 & Aaa Corporates           $2,151,420     37.1%   $2,062,783     36.6%
 Aa1 to Aa3                    230,724      4.0%      222,890      4.0%
 A1 to A3                    1,825,827     31.6%    1,805,758     32.0%
 Baa1 to Baa3                  952,718     16.5%      932,193     16.5%
 Ba1 to Ba3                    316,057      5.5%      310,105      5.5%
 B1 to B3                       54,425      0.9%       54,425      1.0%
 Ca                              5,040      0.1%        5,040      0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)           125,140      2.2%      124,373      2.2%
 Rated 2 (Baa1 to Baa3)         54,309      0.9%       50,495      0.9%
 Rated 3 (Ba1 to Ba3)           63,914      1.1%       61,871      1.1%
 Rated 4 (B1 to B3)              4,533      0.1%        4,809      0.1%
 Rated 6 (Ca, C)                    80      0.0%           80      0.0%
 Redeemable preferred stock        709      0.0%          446      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $5,784,896    100.0%   $5,635,268    100.0%
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


Net unrealized depreciation of fixed maturity investments of $165,543,000 was comprised of gross appreciation of $120,230,000 and gross depreciation of $285,773,000.

The percentage of the company's portfolio invested in below investment grade securities has remained relatively unchanged during the first six months of 1994. At June 30, 1994 the carrying value of the company's total investment in below investment grade securities consisted of investments in 82 issuers totalling $403,826,000, or 6.5% of the company's investment portfolio compared to 81 issuers totalling $361,869,000, or 6.6%, at December 31, 1993. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At June 30, 1994, the yield on the company's below investment grade portfolio was 9.8% compared to 8.5% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $396,164,000, or 98.1% of carrying value, at June 30, 1994.


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

The company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the writedown is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the company's net income in future periods.

At June 30, 1994, one below investment grade security was in default. This security had an original cost of $7,959,000 and had been written down to $699,000 prior to the adoption of SFAS No. 115. Effective January 1, 1994, the cost basis of this security was written down to its estimated fair value of $80,000 and a $619,000 realized loss was charged to earnings. The carrying value of fixed maturity investments considered to have other than temporary impairments represent a negligible portion of total investments, total assets, or total stockholders' equity at June 30, 1994.

During the first six months of 1994, fixed maturity securities designated as held for investment with a combined amortized cost value of $181,832,000 were called or repaid by their issuers generating realized gains totalling $7,480,000. Also during the first six months of 1994, fixed maturity securities designated as available for sale with a combined amortized cost value of $123,246,000 were called or repaid generating realized gains totalling $4,333,000. In addition, one investment grade security designated as available for sale with an amortized cost of $24,913,000 was sold by the company generating a realized gain of $3,102,000. In total, pre-tax gains from sales, calls and prepayments of fixed maturity investments amounted to $14,915,000 in the first six months of 1994.

At June 30, 1994, the company's fixed maturity investment portfolio had a combined yield of 8.4% compared to 8.4% at March 31, 1994 and 8.5% at December 31, 1993. Interest rates have risen in recent months and as new investment rates have begun to rise the decline in the overall yield on the company's fixed maturity investment portfolio has begun to slow. At June 30, 1994, the average annual interest rate in effect for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.9%, compared to 6.1% at December 31, 1993.

Mortgage loans make up approximately 7.0% of the company's investment portfolio, as compared to an industry average of 14.8%, as reported in the 1993 ACLI Fact Book. The company has resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $436,557,000 from $346,829,000 during the first six months of 1994. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 254 loans with an average size of $1,719,000. Average seasoning of the company's mortgage loan portfolio is 9.7 years if weighted by the number of loans, or
3.6 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1994, the yield on the company's mortgage loan portfolio was 8.7%.

Distribution of these loans by type of collateral and geographic location is as follows:

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)

Collateral Breakdown
- - -------------------------
  Farm                        4          $188      0.1%
  Multi-family residential   38       123,974     28.4%
  Industrial                114       119,694     27.4%
  Office buildings           31        54,010     12.4%
  Retail                     64       125,876     28.8%
  Other                       3        12,815      2.9%
                          ______  ____________  _______
TOTAL                       254      $436,557    100.0%
                          ======  ============  =======

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)

Geographic Breakdown
- - -------------------------
  New England                 2        $1,120      0.3%
  Middle Atlantic            26        47,582     10.9%
  South Atlantic             25        40,930      9.4%
  East North Central         68       119,709     27.4%
  West North Central         29        58,728     13.5%
  East South Central          9        17,198      3.9%
  West South Central         14        26,374      6.0%
  Mountain                   12        28,642      6.6%
  Pacific                    69        96,274     22.0%
                          ______  ____________  _______
TOTAL                       254      $436,557    100.0%
                          ======  ============  =======

At June 30, 1994, 0.3% of the commercial mortgage portfolio, or $1,426,000, was delinquent by 90 days or more. In addition, the company holds $14,771,000 in foreclosed real estate. The company does not expect to incur material losses from these investments since delinquent loans represent a small percentage of the portfolio. The company has been able to recover 83% of the principal amount of problem mortgages that have been resolved in the last three years.

During the first six months of 1994, the company determined that the carrying value of one of its real estate properties exceeded its estimated fair value, less costs of sale. As a result of this determination the company established a valuation allowance totalling $1,019,000 on this property.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.02% of the company's investments in default at June 30, 1994. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 97.6% of carrying value at June 30, 1994.

Other assets

Accrued investment income increased $8,270,000 primarily due to growth of the company's investment portfolio. Deferred policy acquisition costs increased $71,251,000 over year-end 1993 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totalled $88,650,000. Amortization of costs deferred in prior periods totalled $23,328,000. In addition, deferred acquisition costs were increased by $5,929,000 as a result of adjustments related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115. At June 30, 1994, the company had total assets of $7,254,730,000, an increase of 12.8% over total assets at December 31, 1993.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $697,606,000, or 12.5%, during the first six months of 1994 and totalled $6,295,907,000 at June 30, 1994. Reserves for the company's annuity policies increased $675,052,000, or 15.2%, during this period and totalled $5,115,312,000 at June 30, 1994. Life insurance reserves increased $23,782,000, or 2.1%, during the first half of 1994 and totalled $1,161,607,000 at June 30, 1994.

Total consolidated debt increased $54,786,000 during the first six months of 1994 as commercial paper totalling $50,069,000 was issued to offset timing differences in investment related cash receipts and disbursements, and amounted to $139,000,000 at June 30, 1994. Other liabilities increased $45,005,000 from year-end 1993 levels due to increases in liabilities for premiums received but not yet applied, outstanding checks, securities purchased but not yet paid for and draft accounts payable related to the company's asset retention program.

At June 30, 1994, the company had total liabilities of $6,690,490,000 compared to $5,903,473,000 at December 31, 1993, a 13.3% increase.

Equity

At June 30, 1994, stockholders' equity was $564,240,000, or $17.83 per share, compared to $527,962,000 or $16.76 per common share at year end
1993. Unrealized depreciation of available for sale fixed maturity securities reduced stockholders' equity by $6,480,000, or $0.20 per share, after adjustments to accounts such as deferred acquisition costs and deferred income taxes. The ratio of consolidated debt to total capital was 19.8% at June 30, 1994, up from 13.8% at year-end 1993 as a result of the increase in short-term borrowings. At June 30, 1994, there were 31,640,326 common shares outstanding compared to 31,504,586 shares at December 31, 1993.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At June 30, 1994 the company had $139,000,000 in commercial paper notes outstanding, an increase of $105,000,000 from December 31, 1993 as additional commercial paper was issued to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements and to provide for short-term operating needs. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains line of credit agreements with several banks. On March 31, 1994, the company entered into new agreements which provide for lines of credit totalling $249,000,000. A credit line totalling $166,000,000 expires on March 31, 1997 and a credit line totalling $83,000,000 expires on March 30, 1995.

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

The terms of the line of credit agreements totalling $249,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive of these covenants requires the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $420,000,000, plus (ii) 50% of consolidated net income from January 1, 1994 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1994 to the end of the most recent quarter. At June 30, 1994, $123,411,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Developing and writing increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations including amounts in excess of those which may be realized from operating results. The company may also expand its insurance operations through acquisition of blocks of business from other insurance companies, or through the acquisition of an insurance company, although no such acquisitions are currently planned. On October 21, 1993, the company completed a primary stock offering of 2,300,000 shares to the public at a price of $35 per share and received net proceeds of approximately $76,473,000 from the sale after deduction of the underwriter's discount and expenses. The company has contributed $70,000,000 of these proceeds to its insurance subsidiaries. Over time, further growth in the company's insurance operations may require additional capital although the company believes it now has sufficient capital resources to support growth in its operations for the next few years. The company's primary sources of capital are retained earnings and the issuance of additional common stock or debt.

On June 1, 1994, the company redeemed notes payable totalling $49,996,000. Operating cash flows were used to redeem these notes.

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

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, increased $204,589,000, or 82.7%, to $451,986,000 in the second quarter and $259,378,000, or 52.1%, to $757,390,000 in the first six months of 1994. Annuity sales remained strong and increased $202,644,000, or 83.6%, to $445,137,000 in the second quarter and $256,225,000, or 52.4%, to $745,478,000 in the first six months of 1994. The company believes that its commitment to customer service, the quality of its investment portfolio and its overall financial strength continue to attract consumers to its annuity products as consumers continue to seek a secure return on their retirement savings. First year and single life insurance premiums increased $1,945,000, or 39.6%, to $6,850,000 in the second quarter and $3,153,000, or 36.0%, to $11,912,000 in the first six months of 1994 due to increases in sales of the company's universal life and current interest products.

Revenues

Total revenues increased $20,018,000, or 14.4%, to $159,290,000 in the second quarter and $39,859,000, or 14.7%, to $311,909,000 in the first six months of 1994. Universal life insurance and investment product charges increased $2,362,000, or 28.7%, to $10,607,000 in the second quarter and $4,592,000, or 27.8%, to $21,111,000 in the first six months of 1994, as increased surrenders of the company's annuity products generated higher surrender charge revenues. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was partially offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $382,000, or 3.2%, to $11,403,000 in the second quarter and $533,000, or 2.2%, to $23,213,000 in the first six months of 1994. These traditional product premium decreases primarily resulted from lower renewal premiums although new sales also declined in the second quarter of 1994 offsetting a small sales gain in the first quarter.

Net investment income increased $19,328,000, or 18.2%, to $125,398,000 in the second quarter and $37,695,000, or 18.2%, or $245,299,000 in the first six months of 1994 as the increase in invested assets more than offset a decline in portfolio yield. The effective average annual yield on assets invested to support policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies, was 8.6% in the second quarter and first six months of 1994 compared to 9.2% in the second quarter and 9.3% in the first six months of 1993. The company's investment portfolio, excluding policy loans, had a yield to maturity of 8.3% at June 30, 1994, compared to 8.9% at June 30, 1993, reflecting a general decline in interest rates, and substantial principal repayments, calls and tenders of investments. The effect of this decline in portfolio yield on the company's future net income will depend on many factors, including future new investment yields and the level of interest rates credited to policyholder account balances. During the second quarter and first six months of 1994, the company had realized gains on the sale of investments of $7,705,000 and $13,714,000, respectively, compared to gains of $8,835,000 and $16,477,000 in the same periods of 1993. The level of realized gains has decreased as calls and repayments of fixed maturity securities have slowed due to rising interest rates.

Expenses

Total insurance benefits and expenses increased $11,633,000, or 11.3%, to $114,950,000 in the second quarter and $28,817,000, or 14.5%, to
$227,683,000 in the first six months of 1994. Interest credited to universal life and investment product account balances increased $11,626,000, or 17.8%, to $77,040,000 in the second quarter and
$21,335,000, or 16.6%, to $149,877,000 in the first six months of 1994 as a result of higher account balances associated with those products. The average annual interest rate credited to policy accounts for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.8% for the second quarter and 5.9% for the first six months of 1994 compared to 6.6% and 6.8% in the same periods of 1993. The average annual interest rate in effect for those policies at June 30, 1994 was 5.7%, compared to 6.6% at June 30, 1993. The company's policy is to change rates credited to policy accounts as investment yields increase or decline. Most of the company's interest sensitive policies allow for interest rate adjustments at least annually.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $1,357,000, or 21.3%, to $7,743,000 in the second quarter and $1,988,000, or 17.1%, to $15,880,000 in the first six months of 1994. Other benefits declined $71,000, or 0.9%, to $8,280,000 in the second quarter and $998,000, or 5.9%, to $15,915,000 in the first six months of 1994. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing aggregate surrenders and withdrawals by average aggregate account balances, was 7.9%, on an annualized basis, for the six months ended June
30, 1994 compared to 4.2% in the first six months of 1993. Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. The withdrawal rate has been impacted by several factors. (1) The company had anticipated an increase in annuity surrenders as this block of business ages. (2) A block of annuity policies sold in 1988 and 1989 contained a 5 year interest guarantee which is currently expiring. The company has planned for, and experienced, higher surrenders related to this block of business. Excluding these surrenders, the company's annuity withdrawal ratio would have been 6.2%. The company currently does not market annuity policies with multi-year guarantees. At June 30, 1994, policies issued with a 5 year interest guarantee represent approximately 4% ($205 million) of the company's annuity liabilities. (3) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company's annualized lapse ratio for life insurance measured in terms of face amount and using A.M. Best's formula, was 7.4% in the first six months of 1994 compared to 7.0% in the first six months of 1993.

Commissions increased $17,158,000, or 66.3%, to $43,037,000 in the second quarter and $22,466,000, or 43.9%, to $73,605,000 in the first six months of 1994. General expenses increased $2,180,000, or 26.8%, to $10,313,000 in the second quarter and $3,714,000, or 23.3%, to $19,619,152 in the first six months of 1994. Insurance taxes also increased $934,000, or 64.2%, to $2,388,000 in the second quarter and $1,522,000, or 48.9%, to $4,633,000 in the first six months of 1994. Increases in commissions and insurance taxes and a portion of the increase in general expenses are the result of the large increase in life insurance and annuity sales during these periods.
Most of these increased expenses were incurred as the result of new sales and these acquisition costs have been deferred and thus had very little impact on total insurance expenses. The amortization of deferred policy acquisition costs increased by $728,000, or 6.3%, to $12,308,000 in the second quarter and $5,703,000, or 32.4%, to $23,328,000 in the first six months of 1994. Amortization of deferred acquisition costs related to operating earnings has increased 50.8% to $10,231,000 in the second quarter and 48.3% to $19,025,000 in the first six months of 1994 as the result of a 30.6% increase in the deferred policy acquisition cost asset since June 30, 1993 as costs of acquiring continued increases in sales of the company's products are deferred and amortized in later periods. Also, higher lapses and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on many of these lapses and surrenders offset much of this accelerated amortization. Amortization related to realized gains totalled $2,077,000 in the second quarter and $4,303,000 in the first six months of 1994 compared to $4,798,000 in the second quarter and first six months of 1993.

Income

Operating income (income excluding realized gains and losses, net of related income taxes, and excluding amortization of deferred policy acquisition costs related to realized gains and losses, net of related income taxes) increased $4,312,000, or 23.9%, in the second quarter and $9,096,000, or 27.3%, in the first six months of 1994. Net income increased $5,306,000, or 25.6%, in the second quarter and $7,602,000, or 18.5%, in the first six months of 1994.  A breakdown of income is as follows:

                                            1994                  1993
                                    -------------------------------------------
                                        $      Per Share      $      Per Share
                                    -------------------------------------------
                                  (Dollars in thousands, except per share data)

Quarter ended June 30:

  Operating income                   $22,355      $0.70    $18,043      $0.62

  Realized gains (net of tax)

    Gains realized on disposal
      of investments                   5,008       0.16      5,831       0.20

    Realized gains related
      amortization of DPAC            (1,350)     (0.04)    (3,167)     (0.11)
                                    ---------  ---------  ---------  ---------
                                       3,658       0.12      2,664       0.09
                                    ---------  ---------  ---------  ---------
  Net Income                         $26,013      $0.82    $20,707      $0.71
                                    =========  =========  =========  =========

Six months ended June 30:

  Operating income                   $42,401      $1.34    $33,305      $1.15

  Realized gains (net of tax)

    Gains realized on disposal
      of investments                   9,011       0.29     10,875       0.37

    Realized gains related
      amortization of DPAC            (2,797)     (0.09)    (3,167)     (0.11)
                                    ---------  ---------  ---------  ---------
                                       6,214       0.20      7,708       0.26
                                    ---------  ---------  ---------  ---------
  Net Income                         $48,615      $1.54    $41,013      $1.41
                                    =========  =========  =========  =========


Average shares outstanding totaled 31,610,708 in the second quarter and 31,570,348 in the first six months of 1994 up from 29,071,449 and 29,037,045, respectively, in the same periods of 1993 reflecting the issuance of 2,300,000 shares of common stock in October 1993.

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

The insurance regulatory framework continues to be placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation which changes, and in many cases increases, the states' authority to regulate insurance companies. Legislation is under consideration in Congress which could result in the federal government assuming some role in the regulation of insurance companies. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. The NAIC recently approved and recommended to the states for adoption and implementation several regulatory initiatives designed to reduce the risk of insurance company insolvencies. These initiatives include new investment reserve requirements, risk-based capital standards and restrictions on an insurance company's ability to pay dividends to its stockholders.

A committee of the NAIC is developing proposals to govern insurance company investments presently anticipated to be considered for adoption as a model law in 1995. While the specific provisions of such a model law are not known at this time, and current proposals are still being debated, the company is monitoring developments in this area and the effects any change would have on the company.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a)      The annual meeting of the company was held on April 28, 1994.

       (c)(i) Election of four directors to the company's Board of Directors with the following voting results:


                                               Against or      Broker
                                     For        Withheld      Non-Votes
                                  __________   __________     _________

       Doris M. Drury             28,272,156     14,813           0
       Fred S. Hubbell            28,272,546     14,813           0
       Richard S. Ingham, Jr.     28,272,019     14,813           0
       Thomas N. Urban            28,272,360     14,813           0

           (ii) Approval of the appointment of Ernst & Young as auditors for the company for the year 1994.


                               Against or                      Broker
                For             Withheld       Absentions     Non-Votes
             __________        __________      __________     _________

             28,248,495           7,221           31,369          0



Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           4(a) Letter agreement to furnish Commission upon request copies of other long-term debt instruments

          11        Statement re:  Computation of per share earnings

          21        Subsidiary list

       (b) No reports on Form 8-K were filed for the quarter ended June 30, 1994.





                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 4, 1994            EQUITABLE OF IOWA COMPANIES





                                  By/s/ P. E. Larson
                                  ________________________________
                                  Executive Vice President and CFO
                                  (Principal Financial Officer)



                                  By/s/ D. A. Terwilliger
                                  _________________________________
                                  Vice President and Controller
                                  (Principal Accounting Officer)

































                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1994
                       EQUITABLE OF IOWA COMPANIES

                                                                    Page Number

 3    Articles of Incorporation and By-Laws
      (a)    Restated Articles of Incorporation as amended through
             April 29, 1993, filed as Exhibit 3(a) to Form 10-Q for
             the period ended June 30, 1993, is incorporated by
             reference                                                   --

      (b)    Amended and restated By-Laws filed as Exhibit 2 to Form
             8-K dated November 11, 1991, is incorporated by reference   --

 4    Instruments Defining the Rights of Security Holders, Including
      Indentures
      (a)    Letter Agreement to furnish Commission upon request copies
             of other long-term debt instruments                         --

      (b)(i) Rights Agreement filed as Exhibit 1 to Form 8-K dated
             April 30, 1992, is incorporated by reference                --

        (ii) First amendment to Rights Agreement changing Rights Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the period
             ended September 30, 1992, is incorporated by reference      --

       (iii) Second amendment to Rights Agreement dated April 29, 1993, adjusting Purchase Price filed as Exhibit 2.2 to Form
             8-A/A dated May 13, 1993, is incorporated by reference      --

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


                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1994
                       EQUITABLE OF IOWA COMPANIES

                                                                    Page Number


      (vii) Key Employee Incentive Plan filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1992, is incorporated
             by reference                                                --

     (viii)  1992 Stock Incentive Plan, as amended, Registration
             Statement No. 33-57492 filed as Exhibit 10(i) to Form
             10-Q for the period ended March 31, 1993, is incorporated
             by reference                                                --

       (ix)  James E. Luhrs Consulting Agreement filed as Exhibit 10(j)
             to Form 10-Q for the period ended June 30, 1992, is
             incorporated by reference                                   --

         * Management contracts or compensation plans required to be filed as an Exhibit pursuant to Item 14(c) of Form 10(K).

11   Statement re: Computation of Per Share Earnings                     --

21   Subsidiaries List                                                   --

23   Consent of Experts and Counsel

     (a) Consent of independent auditors (not required)                  --
     (b) Consent of counsel (not required)                               --

27   Financial Data Schedule (not required)                              --

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November
     11, 1991, is incorporated by reference                              --