Form 10-Q
period 1994-09-30
EQUITABLE OF IOWA COMPANIES
filed 1994-11-04
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1994

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,650,592 shares of Common Stock as of November 1, 1994.


                         FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                          FOR THE THREE MONTHS ENDED
                                    September 30, 1994   September 30, 1993
                                     ________________     ________________
                                      (Current Year)      (Preceding Year)
                                            (Dollars in thousands)
REVENUES:
 Universal life and annuity
  product charges                            $11,151            $8,227
 Traditional life insurance premiums          11,954            11,706
 Net investment income                       137,263           109,594
 Realized gains on investments                 3,343             8,229
 Other income                                  4,670             4,002
                                        _____________     _____________
                                             168,381           141,758
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances      82,555            68,033
   Benefit claims incurred in excess of
    account balances                           3,090             1,641
  Traditional life insurance benefits:
   Death benefits                              4,595             5,185
   Other benefits                              8,665             8,035
  Increase in future policy benefits:
   Life and annuity                            2,425             1,061
   Other contracts                               143               612
  Distributions to participating
   policyholders                               6,639             6,678
  Underwriting, acquisition and insurance expenses:
   Commissions                                45,843            31,047
   General expenses                           11,827            10,048
   Insurance taxes                             2,779             1,512
   Policy acquisition costs deferred         (56,414)          (37,493)
   Amortization of deferred policy
    acquisition costs                         13,836             9,724
                                        _____________     _____________
                                             125,983           106,083

Interest expense                               1,811             2,451
Other expenses                                 2,477             1,919
                                        _____________     _____________
                                             130,271           110,453
                                        _____________     _____________
                                              38,110            31,305

Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                           FOR THE THREE MONTHS ENDED
                                     September 30, 1994  September 30, 1993
                                      ________________    ________________
                                       (Current Year)     (Preceding Year)
                                           (Dollars in thousands,
                                            except per share data)
Income taxes (credit):
 Current                                     $12,224            $10,254
 Deferred                                      1,013                716
                                        _____________      _____________
                                              13,237             10,970
                                        _____________      _____________
                                              24,873             20,335
Equity income, net of related tax benefit
  of $(77) in 1994 and $11 in 1993              (152)                17
                                        _____________      _____________
         NET INCOME                          $24,721            $20,352
                                        =============      =============


NET INCOME PER COMMON SHARE (average
  shares used: 1994 - 31,644,743;
    1993 - 29,118,261):                        $0.78              $0.70
                                        =============      =============


CASH DIVIDENDS PAID PER COMMON SHARE           $0.12             $0.105




























Consolidated Statements of Income (Unaudited):

                                           FOR THE NINE MONTHS ENDED
                                     September 30, 1994  September 30, 1993
                                      ________________    ________________
                                       (Current Year)     (Preceding Year)
                                            (Dollars in thousands)
REVENUES:
 Universal life and annuity
  product charges                            $32,262           $24,746
 Traditional life insurance premiums          35,167            35,452
 Net investment income                       382,562           317,198
 Realized gains on investments                17,057            24,706
 Other income                                 13,242            11,706
                                        _____________     _____________
                                             480,290           413,808
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances     232,432           196,575
   Benefit claims incurred in excess of
    account balances                           5,886             4,309
  Traditional life insurance benefits:
   Death benefits                             17,679            16,409
   Other benefits                             24,580            24,948
  Increase in future policy benefits:
   Life and annuity                            3,603             2,157
   Other contracts                               187                44
  Distributions to participating
   policyholders                              18,893            19,535
  Underwriting, acquisition and insurance expenses:
   Commissions                               119,448            82,186
   General expenses                           31,446            26,008
   Insurance taxes                             7,412             4,568
   Policy acquisition costs deferred        (145,064)          (99,139)
   Amortization of deferred policy
    acquisition costs                         37,164            27,349
                                        _____________     _____________
                                             353,666           304,949

Interest expense                               5,996             7,485
Other expenses                                 7,602             6,328
                                        _____________     _____________
                                             367,264           318,762
                                        _____________     _____________
                                             113,026            95,046












Consolidated Statements of Income (Unaudited):  (CONTINUATION)

                                           FOR THE NINE MONTHS ENDED
                                     September 30, 1994  September 30, 1993
                                      ________________    ________________
                                       (Current Year)     (Preceding Year)
                                           (Dollars in thousands,
                                            except per share data)
Income taxes:
 Current                                     $36,250            $29,682
 Deferred                                      3,359              4,098
                                        _____________      _____________
                                              39,609             33,780
                                        _____________      _____________
                                              73,417             61,266
Equity income, net of related tax benefit
  of $(20) in 1994 and $53 in 1993               (81)                99
                                        _____________      _____________
         NET INCOME                          $73,336            $61,365
                                        =============      =============


NET INCOME PER COMMON SHARE (average
  shares used: 1994 - 31,595,419;
    1993 - 29,064,491):                        $2.32              $2.11
                                        =============      =============


CASH DIVIDENDS PAID PER COMMON SHARE          $0.345              $0.30




























Consolidated Balance Sheets (Unaudited):

                                     September 30, 1994  December 31, 1993
                                      ________________    _______________
                                            (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1994 - $5,112,551;
    1993 - $5,407,358)                    $5,360,202         $5,078,226
  Available for sale, at market
   (cost:  1994 - $788,550; 1993 - $0)       758,891                 --
 Equity securities, at market
   (cost:  1994 - $350; 1993 - $250)             183                 83
 Mortgage loans on real estate               503,039            346,829
 Real estate, less allowances for
  depreciation of $4,789 in 1994
  and $4,580 in 1993                          18,930             20,773
 Policy loans                                175,337            176,849
 Short-term investments                       20,566             67,619
                                        _____________      _____________
  TOTAL INVESTMENTS                        6,837,148          5,690,379

Cash and cash equivalents                     13,952              5,190

Securities and indebtedness of
 related parties                               9,443             11,791

Accrued investment income                    102,923             92,473

Notes and other receivables                   26,367             27,366

Deferred policy aquisition costs             568,987            451,180

Property and equipment, less
 allowances for depreciation of
 $6,079 in 1994 and $4,259 in 1993             7,550              7,431

Current income tax recoverable                 2,577                 --

Deferred income tax benefit                   15,271             11,583

Intangible assets                              2,650              3,346

Other assets                                  42,894             36,668

Separate account assets                       86,612             94,028
                                        _____________      _____________
   TOTAL ASSETS                           $7,716,374         $6,431,435
                                        =============      =============




Consolidated Balance Sheets (Unaudited):

                                     September 30, 1994  December 31, 1993
                                      ________________    _______________
                                            (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Traditional life insurance products       $777,948           $774,356
  Universal life and annuity
   products                                5,923,990          4,803,729
  Unearned revenue reserve                    14,033             14,451
 Other policy claims and benefits              4,607              5,765
                                        _____________      _____________
                                           6,720,578          5,598,301
Other policyholders' funds:
 Supplementary contracts without
  life contingencies                          12,063             11,729
 Advance premiums and other deposits             880                925
 Accrued dividends                            12,928             13,251
                                        _____________      _____________
                                              25,871             25,905
Current income taxes payable                      --              2,293
Notes and loans payable:
 Commercial paper notes                      174,500             34,000
 Convertible subordinated installment
  notes                                           --                218
 Long-term bonds                                  --             49,996
                                        _____________      _____________
                                             174,500             84,214

Other liabilities                            129,561             98,732
Separate account liabilities                  86,612             94,028
                                        _____________      _____________
   TOTAL LIABILITIES                       7,137,122          5,903,473

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                     --                 --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,650,438
  shares in 1994 and 31,504,586 in 1993       31,650             31,505
 Additional paid-in capital                   78,208             75,841
 Unrealized appreciation (depreciation)
  on fixed maturity securities               (12,839)                --
 Unrealized appreciation (depreciation)
  on marketable equity securities               (167)              (167)
 Retained earnings                           484,488            422,093
 Unearned compensation (deduction)            (2,088)            (1,310)
                                        _____________      _____________
   TOTAL STOCKHOLDERS' EQUITY                579,252            527,962
                                        _____________      _____________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $7,716,374         $6,431,435
                                        =============      =============

Consolidated Statement of Cash Flows (Unaudited):

                                           FOR THE NINE MONTHS ENDED
                                     September 30, 1994  September 30, 1993
                                      ________________    ________________
                                       (Current Year)     (Preceding Year)
                                            (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                  $73,336            $61,365
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances     232,432            196,575
   Charges for mortality and
    administration                           (34,040)           (22,929)
   Deferral of unearned revenues                 495              1,500
   Amortization of unearned revenue
    reserve                                   (1,110)            (1,711)
  Increase in traditional life policy
   liabilities and accruals                    1,634              2,503
  Increase (decrease) in other policyholders'
   funds                                         (34)               195
  Increase in accrued investment income      (10,450)           (12,819)
  Policy acquisition costs deferred         (145,064)           (99,139)
  Amortization of deferred policy
   acquisition costs                          37,164             27,349
  Change in other assets, other
   liabilities, and accrued income taxes      23,914             69,411
  Provision for depreciation and
   amortization                                1,247                120
  Provision for deferred income taxes          3,226              4,147
  Share of (earnings) losses of related
   parties                                        58               (152)
  Realized gains on investments              (17,057)           (24,706)
                                        _____________      _____________
NET CASH PROVIDED BY OPERATING ACTIVITIES    165,751            201,709

INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities - held for investment     256,416            734,228
  Fixed maturities - available for sale      189,475                 --
  Mortgage loans on real estate               26,875             30,079
  Real estate                                  1,279                289
  Policy loans                                23,761             19,964
  Short-term investments - net                47,053             29,579
                                        _____________      _____________
                                             544,859            814,139
 Acquisition of investments:
  Fixed maturities - held for investment  (1,361,086)        (1,597,616)
  Fixed maturities - available for sale     (135,961)                --
  Equity securities                             (100)                --
  Mortgage loans on real estate             (183,106)           (90,135)
  Real estate                                   (395)              (375)
  Policy loans                               (22,249)           (19,950)
                                        _____________      _____________
                                          (1,702,897)        (1,708,076)

Consolidated Statement of Cash Flows (Unaudited):   (CONTINUATION)

                                           FOR THE NINE MONTHS ENDED
                                     September 30, 1994  September 30, 1993
                                      ________________    ________________
                                       (Current Year)     (Preceding Year)
                                            (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                        $2,731               $802
 Additions to investments accounted for
  by the equity method                            (2)              (326)
 Repayments of notes receivable                    1                  5
 Issuance of notes receivable                 (1,262)                --
 Sales of property and equipment                 254                233
 Purchases of property and equipment          (2,197)            (2,759)
                                        _____________      _____________
NET CASH USED IN INVESTING ACTIVITIES     (1,158,513)          (895,982)

FINANCING ACTIVITIES
 Repayment of notes and loans payable        (50,214)               (16)
 Issuance of commercial paper - net          140,500             28,226
 Receipts from universal life policies
  and annuity contracts credited to
  policyholder account balances            1,355,844            861,404
 Return of policyholder account balances
  on universal life policies and
  annuity contracts                         (433,975)          (182,039)
 Issuance of stock under employee
  stock plans and upon debt
  conversion                                     311                475
 Cash dividends paid                         (10,942)            (8,754)
                                        _____________      _____________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                               1,001,524            699,296
                                        _____________      _____________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  8,762              5,023
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                            5,190              6,210
                                        _____________      _____________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $13,952            $11,233
                                        =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                    $5,110             $7,593
  Income taxes                                46,794             34,279
Non-cash investing activites:
  Foreclosure of mortgage loans                  250              6,577



NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2 -- INVESTMENT OPERATIONS

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments
in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Transfers of securities between categories are restricted and are recorded at fair value at the time of transfer.
Securities that are determined to have a decline in value that is other than temporary are written down to fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of
Income.   Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.

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

The cumulative effect of adopting SFAS No. 115 was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On September 30, 1994, fixed income securities with an amortized cost of $788,550,000 and an estimated market value of $758,891,000 were designated as available for sale. Unrealized losses on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, decreased stockholders' equity by $12,839,000, or $0.41 per share, at September 30, 1994.



At September 30, 1994 and December 31, 1993, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT
                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
September 30, 1994        Cost        Gains      Losses       Value
______________________________________________________________________
                                        (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities             $294,555      $5,467    ($12,153)   $287,869
 Other                      3,985          96         (95)      3,986
States, municipalities
 and political
 subdivisions              15,634          --        (684)     14,950
Foreign governments        10,573         712          --      11,285
Public utilities        1,231,911       8,198     (93,665)  1,146,444
Investment grade
 corporate              1,596,062      40,510     (71,241)  1,565,331
Below investment grade
 corporate                236,113       1,401     (11,382)    226,132
Mortgage-backed
 securities             1,970,674      11,795    (126,352)  1,856,117
Redeemable preferred
 stocks                       695          --        (258)        437
                       ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT           $5,360,202     $68,179   ($315,830) $5,112,551
                       =========== =========== =========== ===========
























HELD FOR INVESTMENT

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
                       =========== =========== =========== ===========


























At September 30, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                      Gross       Gross     Estimated
                        Amortized  Unrealized  Unrealized    Market
September 30, 1994        Cost        Gains      Losses       Value
______________________________________________________________________
                                        (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities              $18,477     $    --       ($334)    $18,143
 Other                     30,620          --        (622)     29,998
Public utilities           70,197         738      (6,836)     64,099
Investment grade
 corporate                319,788      11,094     (18,331)    312,551
Below investment grade
 corporate                201,804         901     (19,720)    182,985
Mortgage-backed
 securities               147,664       3,491         (40)    151,115
                       ___________ ___________ ___________ ___________
TOTAL AVAILABLE
  FOR SALE               $788,550     $16,224    ($45,883)   $758,891
                       =========== =========== =========== ===========

No fixed maturity securities were designated as available for sale on December 31, 1993. Amortized cost and estimated market value of debt securities at September 30, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                          Amortized        Market
HELD FOR INVESTMENT                         Cost            Value
_____________________________________________________________________
                                          (Dollars in thousands)
Due in one year or less                       $1,179          $1,184
Due after one year through five years         44,273          45,478
Due after five years through ten years       593,913         576,580
Due after ten years                        2,455,608       2,345,323
                                        _____________   _____________
                                           3,094,973       2,968,565
Mortgage-backed securities                 2,265,229       2,143,986
                                        _____________   _____________
TOTAL HELD FOR INVESTMENT                 $5,360,202      $5,112,551
                                        =============   =============





                                                          Estimated
                                          Amortized        Market
AVAILABLE FOR SALE                          Cost            Value
_____________________________________________________________________
                                          (Dollars in thousands)
Due after one year through five years        $22,993         $23,432
Due after five years through ten years       117,695         112,226
Due after ten years                          481,721         453,975
                                        _____________   _____________
                                             622,409         589,633
Mortgage-backed securities                   166,141         169,258
                                        _____________   _____________
TOTAL AVAILABLE FOR SALE                    $788,550        $758,891
                                        =============   =============

Short-term investments with maturities of 30 days or less have been excluded from the above schedules, since amortized cost approximates market value for those securities.

Carrying value and estimated market value of mortgage-backed securities, which comprise 39.8% of the company's investment in fixed maturity securities as of September 30, 1994, are as follows:

                                                          Estimated
                                          Carrying         Market
                                            Value           Value
                                        _____________________________
                                          (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities        $17,109         $16,379
   Planned amortization class                 79,459          76,966
   Sequential pay                            104,598          97,130
   Pass through                              111,531         115,537
  Private Label CMO's and REMIC's:
   Very accurately defined maturities         30,365          30,058
   Planned amortization class                 17,601          17,640
   Targeted amortization class               453,943         417,893
   Sequential pay                          1,549,941       1,477,954
   Mezzanines                                 40,491          37,613
   Private placements                         29,449          26,074
                                        _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES          $2,434,487      $2,313,244
                                        =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At September 30, 1994, unamortized premiums on mortgage-backed securities totaled $4,984,000 and unaccrued discounts on mortgage-backed securities totaled $70,695,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the nine months ended September 30, 1994 and 1993 is as follows:

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________
Nine months ended September 30, 1994
- - - ---------------------------------
Scheduled principal
 repayments, calls and
 tenders:
  Held for investment    $246,271     $10,162        ($17)   $256,416
  Available for sale      152,107       4,783         (11)    156,879
Sales - available for
         sale              29,446       3,164         (14)     32,596
                       ___________ ___________ ___________ ___________
TOTAL                    $427,824     $18,109        ($42)   $445,891
                       =========== =========== =========== ===========

                                      Gross       Gross     Proceeds
                        Amortized   Realized    Realized      from
                          Cost        Gains      Losses       Sale
                       _______________________________________________
Nine months ended September 30, 1993
- - - ---------------------------------
Scheduled principal
 repayments, calls and
 tenders                 $695,049     $33,414         $--    $728,463
Sales                       5,481         284          --       5,765
                       ___________ ___________ ___________ ___________
TOTAL                    $700,530     $33,698         $--    $734,228
                       =========== =========== =========== ===========

No held for investment securities were sold and there were no transfers between the held for investment and available for sale portfolios during the nine months ended September 30, 1994. During the nine months ended September 30, 1994, the change in the net unrealized gain or loss on available for sale securities included in stockholders' equity, net of adjustments, amounted to $35,355,000 of net depreciation.

At September 30, 1994, the company owned equity securities with a combined book value of $350,000 and an estimated market value of $183,000, resulting in gross unrealized depreciation of $167,000.

Effective January 1, 1994, the company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The adoption of SFAS No. 114 had no impact on the company's financial statements at January 1, 1994. During the nine months ended September 30, 1994, one mortgage loan with a carrying value of $3,645,000 was restructured resulting in the establishment of a $66,000 valuation allowance. In addition, the company's regular analysis of its real estate portfolio indicated that the estimated fair value, less costs to sell, of two of its real estate properties had declined below their carrying value at September 30, 1994. As a result of that determination, valuation allowances totaling $1,074,000 have been established to reduce the carrying value of these properties to estimated fair value.

The carrying value of investments which have been non-income producing for the twelve months preceding September 30, 1994 includes: fixed maturities
- - - - $80,000; and real estate - $239,000.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at September 30, 1994.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders.  To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company.  To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At September 30, 1994, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $11,275,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $9,327,000 at September 30, 1994 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced by $4,594,000 in the first nine months and $1,574,000 in the third quarter of 1994 compared to $4,247,000 and $1,521,000, respectively, in
the same periods of 1993, as a result of the cession agreements.   Insurance
benefits and expenses have been reduced by $3,198,000 in the first nine months and $1,460,000 in the third quarter of 1994 compared to $1,724,000 and $229,000, respectively, in the same periods of 1993. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. During 1991, the company established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimate of future
guaranty fund assessments accordingly.   During the third quarter of 1994
an additional $629,000 was added to this reserve and at September 30, 1994, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totaled $14,703,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

At September 30, 1994, outstanding commitments to fund mortgage loans on real estate totaled $51,654,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $61,277,000 at September 30, 1994.







































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

FINANCIAL CONDITION

Investments

The company's total investments grew $1,146,769,000, or 20.2%, in the first nine months of 1994 compared to growth of $920,083,000, or 20.6%, for the same period of 1993, as $1,333,981,000 of annuity and life insurance premiums were received during the period. The company manages the growth of its insurance operations in order to maintain adequate capital ratios. The company has established a goal of growing assets at least 20% annually and expects to surpass that goal in 1994.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At September 30, 1994, 99.7% of the company's investments, excluding policy loans, were in cash and short-term investments (0.5%) or fixed income investments which consist of governments and agency mortgage-backed securities (5.6%); investment grade corporate bonds, as determined by either Standard & Poor's Corporation ("Standard & Poor's" or "S&P") or Moody's Investors Service ("Moody's") (48.0%); conventional investment grade mortgage-backed securities (31.8%); below investment grade securities (6.3%); and mortgage loans on real estate (7.5%).

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On September 30, 1994, fixed income securities with an amortized cost of $788,550,000 and an estimated market value of $758,891,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, unearned revenue reserves and related deferred income taxes, decreased stockholders' equity by $12,839,000, or $0.41 per share, at September 30, 1994.





At September 30, 1994, the ratings assigned by Standard & Poor's and Moody's to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)
Ratings assigned by
Standard & Poor's:
 U.S. governments, agencies
  & AAA Corporates          $2,432,371     39.8%   $2,316,301     39.5%
 AA+ to AA-                    246,368      4.0%      231,763      3.9%
 A+ to A-                    1,823,584     29.8%    1,765,764     30.1%
 BBB+ to BBB-                1,071,179     17.5%    1,026,920     17.5%
 BB+ to BB-                    345,258      5.6%      336,481      5.7%
 B+ to B-                       65,235      1.1%       65,174      1.1%
 D                               3,850      0.1%        3,850      0.1%
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)            33,634      0.5%       31,873      0.5%
 Rated 2 (BBB+ to BBB-)         33,345      0.5%       31,736      0.5%
 Rated 3 (BB+ to BB-)           58,992      1.0%       56,315      1.0%
 Rated 4 (B+ to B-)              4,502      0.1%        4,748      0.1%
 Rated 6 (CI, D)                    80      0.0%           80      0.0%
 Redeemable preferred stock        695      0.0%          437      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $6,119,093    100.0%   $5,871,442    100.0%
                           ============  =======  ============  =======




























                             Carrying     % of     Estimated     % of
                              Value       Total   Market Value   Total
                           ____________  _______  ____________  _______
                                         (Dollars in thousands)
Ratings assigned by Moody's
 U.S. governments, agencies
 & Aaa Corporates           $2,341,784     38.3%   $2,232,528     38.0%
 Aa1 to Aa3                    359,143      5.9%      333,816      5.7%
 A1 to A3                    1,878,824     30.7%    1,822,225     31.0%
 Baa1 to Baa3                  997,713     16.3%      955,169     16.3%
 Ba1 to Ba3                    347,380      5.7%      340,853      5.8%
 B1 to B3                       65,890      1.1%       64,339      1.1%
 Ca                              3,850      0.1%        3,850      0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)            33,633      0.5%       31,873      0.5%
 Rated 2 (Baa1 to Baa3)         33,345      0.5%       31,736      0.5%
 Rated 3 (Ba1 to Ba3)           52,254      0.8%       49,788      0.9%
 Rated 4 (B1 to B3)              4,502      0.1%        4,748      0.1%
 Rated 6 (Ca, C)                    80      0.0%           80      0.0%
 Redeemable preferred stock        695      0.0%          437      0.0%
                           ____________  _______  ____________  _______
TOTAL FIXED MATURITIES      $6,119,093    100.0%   $5,871,442    100.0%
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

Net unrealized depreciation of fixed maturity investments of $277,310,000 was comprised of gross appreciation of $84,403,000 and gross depreciation of $361,713,000.

The percentage of the company's portfolio invested in below investment grade securities has declined slightly during the first nine months of 1994. At September 30, 1994 the carrying value of the company's total investment in below investment grade securities consisted of investments in 86 issuers totaling $419,098,000, or 6.3% of the company's investment portfolio compared to 81 issuers totaling $361,869,000, or 6.6%, at December 31, 1993. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At
September 30, 1994, the yield on the company's below investment grade portfolio was 10.1% compared to 8.5% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $409,117,000, or 93.4% of carrying value, at September 30, 1994.


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

At September 30, 1994, one below investment grade security was in default. This security had an original cost of $7,959,000 and had been written down to $699,000 prior to the adoption of SFAS No. 115. Effective January 1, 1994, the cost basis of this security was written down to its estimated fair value of $80,000 and a $619,000 realized loss was charged to earnings. The carrying value of fixed maturity investments considered to have other than temporary impairments represent a negligible portion of total investments, total assets, or total stockholders' equity at September 30, 1994.

During the first nine months of 1994, fixed maturity securities designated as held for investment with a combined amortized cost value of $246,271,000 were called or repaid by their issuers generating net realized gains totaling $10,145,000. Also during the first nine months of 1994, fixed maturity securities designated as available for sale with a combined amortized cost value of $152,107,000 were called or repaid generating net realized gains totaling $4,772,000. In addition, two investment grade securities designated as available for sale with an amortized cost of $29,446,000 were sold by the company generating net realized gains of $3,150,000. In total, pre-tax gains from sales, calls and prepayments of fixed maturity investments amounted to $18,067,000 in the first nine months of 1994.

At September 30, 1994, the company's fixed maturity investment portfolio had a combined yield of 8.4% compared to 8.5% at December 31, 1993. Interest rates have risen in recent months and as new investment rates have begun to rise the decline in the overall yield on the company's fixed maturity investment portfolio has begun to slow. At September 30, 1994, the average annual interest rate in effect for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.7%, compared to 6.1% at December 31, 1993.



Mortgage loans make up approximately 7.5% of the company's investment portfolio, as compared to an industry average of 14.8%, as reported in the 1993 ACLI Fact Book. The company has resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $503,039,000 from $346,829,000 during the first nine months of 1994. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 262 loans with an average size of $1,920,000. Average seasoning of the company's mortgage loan portfolio is 8.9 years if weighted by the number of loans, or
3.7 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1994, the yield on the company's mortgage loan portfolio was 8.8%.













































Distribution of these loans by type of collateral and geographic location is as follows:

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)
Collateral Breakdown
- - - -------------------------
  Farm                        4          $188      0.1%
  Multi-family residential   41       133,375     26.5%
  Industrial                114       125,075     24.9%
  Office buildings           33        66,002     13.1%
  Retail                     67       165,624     32.9%
  Other                       3        12,775      2.5%
                          ______  ____________  _______
TOTAL                       262      $503,039    100.0%
                          ======  ============  =======

                                                 % of
                           # of     Carrying    Mortgage
                          Loans      Value      Portfolio
                          _____________________________
                                (Dollars in thousands)
Geographic Breakdown
- - - -------------------------
  New England                 1          $255      0.0%
  Middle Atlantic            24        50,800     10.1%
  South Atlantic             26        44,633      8.9%
  East North Central         67       136,159     27.1%
  West North Central         34        75,794     15.1%
  East South Central          9        20,025      4.0%
  West South Central         15        27,743      5.5%
  Mountain                   16        35,857      7.1%
  Pacific                    70       111,773     22.2%
                          ______  ____________  _______
TOTAL                       262      $503,039    100.0%
                          ======  ============  =======

At September 30, 1994, no mortgage loans were delinquent by 90 days or more. The company holds $14,257,000 in foreclosed real estate. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent a small percentage of the company's investment portfolio. The company has been able to recover 93% of the principal amount of problem mortgages that have been resolved in the last three years.

During the first nine months of 1994, the company determined that the carrying value of two of its real estate properties exceeded their estimated fair value, less costs of sale. As a result of this determination the company established valuation allowances totaling $1,074,000 on these properties.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.001% of the company's investments in default at September 30, 1994. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 96.1% of carrying value at September 30, 1994.

Other assets

Accrued investment income increased $10,450,000 primarily due to growth of the company's investment portfolio. Deferred policy acquisition costs increased $117,807,000 over year-end 1993 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $145,064,000. Amortization of costs deferred in prior periods totaled $37,164,000. In addition, deferred acquisition costs were increased by $9,907,000 as a result of adjustments related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115. At September 30, 1994, the company had total assets of $7,716,374,000, an increase of 20.0% over total assets at December 31, 1993.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $1,122,277,000, or 20.0%, during the first nine months of 1994 and totaled $6,720,578,000 at September 30, 1994. Reserves for the company's annuity policies increased $1,087,124,000, or 24.5%, during this period and totaled $5,527,384,000 at
September 30, 1994. Life insurance reserves increased $36,729,000, or 3.2%, during the first nine months of 1994 and totaled $1,174,554,000 at September 30, 1994.

Total consolidated debt increased $90,286,000 during the first nine months of 1994 as commercial paper was issued to offset timing differences in investment related cash receipts and disbursements, and amounted to $174,500,000 at September 30, 1994. Other liabilities increased $30,829,000 from year-end 1993 levels due to increases in liabilities for premiums received but not yet applied, outstanding checks, securities purchased but not yet paid for and draft accounts payable related to the company's asset retention program.

At September 30, 1994, the company had total liabilities of $7,137,122,000 compared to $5,903,473,000 at December 31, 1993, a 20.9% increase.

Equity

At September 30, 1994, stockholders' equity was $579,252,000, or $18.30 per share, compared to $527,962,000 or $16.76 per common share at year end 1993. Unrealized depreciation of available for sale fixed maturity securities reduced stockholders' equity by $12,839,000, or $0.41 per share, after adjustments to accounts such as deferred acquisition costs and deferred income taxes. The ratio of consolidated debt to total capital was 23.2% at September 30, 1994, up from 13.8% at year-end 1993 as a result of the increase in short-term borrowings. At September 30, 1994, there were 31,650,438 common shares outstanding compared to 31,504,586 shares at December 31, 1993.




At its August 11, 1994 board meeting the company's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan, which became available to shareholders in September 1994. This voluntary plan allows common stock dividends to be automatically reinvested in the company's common stock, with no brokerage commissions.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At September
30, 1994 the company had $174,500,000 in commercial paper notes outstanding, an increase of $140,500,000 from December 31, 1993 as additional commercial paper was issued to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements and to provide for short-term operating needs. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating
Co.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains line of credit agreements with several banks. On March 31, 1994, the company entered into new agreements which provide for lines of credit totaling $249,000,000. A credit line totaling $166,000,000 expires on March 31, 1997 and a credit line totaling $83,000,000 expires on March 30, 1995.

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

The terms of the line of credit agreements totaling $249,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive of these covenants requires the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $420,000,000, plus (ii) 50% of consolidated net income from January 1, 1994 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1994 to the end of the most recent quarter. At September 30, 1994, $132,462,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

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

On June 1, 1994, the company redeemed notes payable totaling $49,996,000. Operating cash flows were used to redeem these notes.

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

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, increased $184,191,000, or 58.7%, to $497,978,000 in the third quarter and $443,569,000, or 54.6%, to $1,255,368,000 in the first nine months of 1994. Annuity sales remained strong and increased $182,982,000, or 59.3%, to $491,512,000 in the third quarter and
$439,207,000, or 55.1%, to $1,236,990,000 in the first nine months of 1994.
The company believes that its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by the same factors, as well as a diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments. First year and single life insurance premiums increased $1,209,000, or 23.0%, to $6,466,000 in the third quarter and $4,362,000, or 31.1%, to $18,378,000 in the first nine months of 1994 due to increases in sales of the company's universal life and current interest products.

Revenues

Total revenues increased $26,623,000, or 18.8%, to $168,381,000 in the third quarter and $66,482,000, or 16.1%, to $480,290,000 in the first nine months of 1994. Universal life insurance and investment product charges increased $2,924,000, or 35.5%, to $11,151,000 in the third quarter and $7,516,000, or 30.4%, to $32,262,000 in the first nine months of 1994, as increased withdrawals from the company's annuity products generated higher surrender charge revenues. In addition to increased withdrawal levels, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products increased $248,000, or 2.1%, to $11,954,000 in the third quarter and decreased $285,000, or 0.8%, to $35,167,000 in the first nine months of 1994. Decreases in traditional life insurance renewal premiums were partially offset by increases in first year and single premiums during the first nine months and a 53.6% increase in first year and single premiums in the third quarter more than offset declines in renewal premiums for that period.

Net investment income increased $27,669,000, or 25.2%, to $137,263,000 in the third quarter and $65,364,000, or 20.6%, to $382,562,000 in the first nine months of 1994 as the increase in invested assets more than offset a decline in portfolio yield. The effective average annual yield on assets invested to support policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies, was 8.6% in the third quarter and first nine months of 1994 compared to 9.0% in the third quarter and 9.2% in the first nine months of 1993. The company's investment portfolio, excluding policy loans, had a yield to maturity of 8.4% at September 30, 1994, compared to 8.7% at September 30, 1993, reflecting a general decline in interest rates from the previous year, and substantial principal repayments, calls and tenders of investments. New money rates have begun to increase in recent months and the company expects an increase in its portfolio yield as new funds are invested at higher rates. During the third quarter and first nine months of 1994, the company had realized gains on the sale of investments of $3,343,000 and $17,057,000, respectively, compared to gains of $8,229,000 and $24,706,000 in the same periods of 1993. The level of realized gains has decreased as calls and repayments of fixed maturity securities have slowed due to rising interest rates.



Expenses

Total insurance benefits and expenses increased $19,900,000, or 18.8%, to $125,983,000 in the third quarter and $48,717,000, or 16.0%, to
$353,666,000 in the first nine months of 1994. Interest credited to universal life and investment product account balances increased $14,522,000, or 21.3%, to $82,555,000 in the third quarter and $35,857,000, or 18.2%, to $232,432,000 in the first nine months of 1994 as a result of higher account balances associated with those products. The average annual interest rate credited to policy accounts for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.7% for the third quarter and 5.8% for the first nine months of 1994 compared to 6.5% and 6.7% in the same periods of 1993. The average annual interest rate in effect for those policies at September 30, 1994 was 5.7%, compared to 6.4% at September 30, 1993. The company's policy is to change rates credited to policy accounts as investment yields increase or decline. Most of the company's interest sensitive policies allow for interest rate adjustments at least annually.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $859,000, or 12.6%, to $7,685,000 in the third quarter and $2,847,000, or 13.7%, to $23,565,000 in the first nine months of 1994. Other benefits increased $630,000, or 7.9%, to $8,665,000 in the third quarter and declined $368,000, or 1.5%, to $24,580,000 in the first nine months of 1994. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing aggregate surrenders and withdrawals by average aggregate account balances, was 9.1%, on an annualized basis, for the nine months ended September 30, 1994 compared to 4.4% in the first nine months of 1993. Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. The withdrawal rate has been impacted by several factors. (1) The company had anticipated an increase in annuity surrenders as this block of business ages. (2) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a 5 year interest guarantee which is currently expiring. The company has planned for, and experienced, higher surrenders related to this block of business. Excluding these surrenders, the company's annuity withdrawal ratio would have been 7.3%. The company currently does not market annuity policies with multi-year guarantees although it may in the future. Also, the company has not actively solicited fixed annuity sales through stockbrokers since 1989. At September 30, 1994, policies issued with a 5 year interest guarantee represent approximately 3% ($176 million) of the company's annuity liabilities.
(3) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company's annualized lapse ratio for life insurance measured in terms of face amount and using A.M. Best's formula, was 7.4% in the first nine months of 1994 compared to 7.2% in the first nine months of 1993.

Commissions increased $14,796,000, or 47.7%, to $45,843,000 in the third quarter and $37,262,000, or 45.3%, to $119,448,000 in the first nine months of 1994. General expenses increased $1,779,000, or 17.7%, to $11,827,000 in the third quarter and $5,438,000, or 20.9%, to $31,446,000 in the first nine months of 1994. Insurance taxes also increased $1,267,000, or 83.8%, to $2,779,000 in the third quarter and $2,844,000, or 62.3%, to $7,412,000 in the first nine months of 1994. Increases in commissions and insurance taxes and a portion of the increase in general expenses are the result of increased life insurance and annuity sales during these periods. Most of these increased costs were incurred as the result of new sales and have been deferred, thus having very little impact on total insurance expenses.

The amortization of deferred policy acquisition costs increased by $4,112,000, or 42.3%, to $13,836,000 in the third quarter and $9,815,000, or 35.9%, to
$37,164,000 in the first nine months of 1994. Amortization of deferred acquisition costs related to operating earnings increased 91.2% to $12,582,000 in the third quarter and 62.9% to $31,608,000 in the first nine months of 1994 as the result of a 26.1% increase in the deferred policy acquisition cost asset since September 30, 1993 as costs of acquiring continued increases in sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of this accelerated amortization. Amortization related to realized gains totaled $1,253,000 in the third quarter and $5,556,000 in the first nine months of 1994 compared to $3,143,000 in the third quarter and $7,941,000 in the first nine months of 1993.

Income

Operating income (income excluding realized gains and losses, mortgage backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $5,475,000, or 31.9%, in the third quarter and $14,571,000, or 28.9%, in the first nine months of 1994. Net income increased $4,369,000, or 21.5%, in the third quarter and $11,971,000, or 19.5%, in the first nine months of 1994. A breakdown of income is as follows:

                                            1994                  1993
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                 (Dollars in thousands, except per share data)
Quarter ended September 30:

  Operating income                   $22,638      $0.72    $17,163      $0.59

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                   2,226       0.06      5,184       0.18

    Mortgage-backed securities
      prepayment gains                   672       0.02         --         --

    Realized gains related
      amortization of DPAC              (815)     (0.02)    (1,995)     (0.07)
                                    ---------  ---------  ---------  ---------
                                       2,083       0.06      3,189       0.11
                                    ---------  ---------  ---------  ---------
  Net Income                         $24,721      $0.78    $20,352      $0.70
                                    =========  =========  =========  =========


                                            1994                  1993
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                 (Dollars in thousands, except per share data)
Nine months ended September 30:

  Operating income                   $65,039      $2.06    $50,468      $1.74

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                  11,237       0.35     16,059       0.55

    Mortgage-backed securities
      prepayment gains                   672       0.02         --         --

    Realized gains related            (3,612)     (0.11)    (5,162)     (0.18)
      amortization of DPAC          ---------  ---------  ---------  ---------
                                       8,297       0.26     10,897       0.37
                                    ---------  ---------  ---------  ---------
  Net Income                         $73,336      $2.32    $61,365      $2.11
                                    =========  =========  =========  =========

Average shares outstanding totaled 31,644,743 in the third quarter and 31,595,419 in the first nine months of 1994 up from 29,118,261 and 29,064,491, respectively, in the same periods of 1993 reflecting the issuance of 2,300,000 shares of common stock in October 1993.

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

Federal Income Taxes

Currently, under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of certain life insurance and annuity products. This favorable federal income tax treatment may enhance the competitive position of certain of the company's products as compared with other retirement savings products that do not offer such benefits. If the Internal Revenue Code were to be revised to eliminate or reduce the tax deferred status of life insurance and annuity products, including the products offered by the company, market demand for some or all of the company's products could be adversely affected.









































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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               4(a) Letter agreement to furnish Commission upon request copies of other long-term debt instruments

              11     Statement re: Computation of per share earnings

              21     Subsidiary list

              27     Financial Data Schedule (electronic filing only)

         (b) No reports on Form 8-K were filed for the quarter ended September 30, 1994.
































                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 4, 1994          EQUITABLE OF IOWA COMPANIES





                                 By /s/ P. E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ D. A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                   Nine Months ended September 30, 1994
                       EQUITABLE OF IOWA COMPANIES

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


                                  INDEX

                          Exhibits to Form 10-Q
                   Nine Months ended September 30, 1994
                       EQUITABLE OF IOWA COMPANIES

                                                                   Page Number


      (vii) Key Employee Incentive Plan filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1992, is incorporated
             by reference                                               --

     (viii)  1992 Stock Incentive Plan, as amended, Registration
             Statement No. 33-57492 filed as Exhibit 10(i) to Form
             10-Q for the period ended March 31, 1993, is incorporated
             by reference                                               --

       (ix)  James E. Luhrs Consulting Agreement filed as Exhibit
             10(j) to Form 10-Q for the period ended June 30, 1992,
             is incorporated by reference                               --

             * Management contracts or compensation plans required to
               be filed as an Exhibit pursuant to Item 14(c) of Form
               10(K).

11   Statement re: Computation of Per Share Earnings                    --

21   Subsidiaries List                                                  --

23   Consent of Experts and Counsel

     (a) Consent of independent auditors (not required)                 --
     (b) Consent of counsel (not required)                              --

27   Financial Data Schedule (electronic filing only)                   --

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November
     11, 1991, is incorporated by reference                             --