Form 10-K
period 1994-12-31
EQUITABLE OF IOWA COMPANIES
filed 1995-03-08
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended   December 31, 1994

      Commission file number      0-8590

                     EQUITABLE OF IOWA COMPANIES
        (Exact name of registrant as specified in its charter)

          Iowa                                       42-1083593
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

604 Locust Street, P.O. Box 1635
      Des Moines, Iowa                                  50306
(Address of principal executive offices)              (Zip Code)

Registrant's Telephone Number, including area code:  (515) 245-6911

Securities Registered Pursuant to Section 12(b) of the Act:

   Title of each class           Name of each exchange on which registered

      Common Stock                         New York Stock Exchange
____________________________________________________________________________

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

The aggregate market value of voting stock (Common Stock) held by nonaffiliates of the registrant as of February 28, 1995, was $761,911,000.

As of February 28, 1995, 31,701,035 shares of Common Stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in registrant's proxy statement for the annual meeting of shareholders to be held April 27, 1995, is incorporated by reference into Part III hereof.



PART I

ITEM 1. Business

Overview

Equitable of Iowa Companies ("company"), a Des Moines, Iowa based insurance holding company organized in 1977, is a provider of individual annuity and life insurance products, targeting middle-income individuals and small businesses throughout the United States. Through its insurance subsidiaries, Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG"), the company offers its products in 49 states and the District of Columbia. Equitable Life was founded in 1867 and is the oldest life insurance company west of the Mississippi River. The company began actively marketing annuity products in 1988, principally through USG, which was acquired by the company in 1988 as a shell organization. Both Equitable Life and USG are rated "A+" (Superior) by A.M. Best. A.M. Best's ratings are directed toward the protection of policyholders, not investors.

The company has had a rapid rate of growth in assets over the past few years, primarily as a result of increased demand for its annuity products. The company's total assets grew 24%, 27% and 20% in 1994, 1993 and 1992, respectively. Industry-wide asset growth averaged 11% in 1993 and 8% in 1992, based on information compiled by A.M. Best Co. Inc. The company's total assets at December 31, 1994 were $8.0 billion, compared to $6.4 billion at December 31, 1993. The company achieved its growth in assets while generating spreads and an overall level of profitability that met or exceeded its objectives.

Strategy

The company's continuing strategy to achieve its growth and profit goals is to:

      - offer a diversified portfolio of annuity and life insurance products designed to appeal to a broad range of customers in the fast-growing retirement savings market segment;

      -  expand its existing base of over 44,000 agents;

      - provide superior, cost-effective service to its policyholders and agents, brokers and other producers;

      -  maintain its financial strength;

      - issue competitive products with protection from early policy termination; and

      - maintain high quality investments having cash flows consistent with the characteristics of the company's policy liabilities.


The company believes that, because of its diversified portfolio of annuity and life insurance products, it is well-positioned to take advantage of certain demographic and economic trends that are expected to increase demand for these types of products. These trends include: an aging "baby boomer" segment of the population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; lower public confidence that government and employer-provided benefits at retirement will be sufficient; rising health care costs; and the 1993 increase in individual federal income tax rates.

The company believes that financial strength and ratings also are important in attracting customers, and give it a competitive advantage over other companies in the annuity marketplace. The company intends to manage its business to preserve its current insurance ratings.

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

The company's investment strategy emphasizes current income and low credit risk. The persistency of the company's products enables the company to invest in longer maturity investments. Longer maturities typically provide higher yields than shorter maturities. These higher yields, together with the overall quality of the investment portfolio, allow the company to maintain competitive crediting rates on its interest-sensitive products.

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

Fixed Annuities. Fixed annuities are long-term savings vehicles that are particularly attractive to customers over the age of 50 who are planning for retirement and seeking secure, tax-deferred savings products. The individual annuity business is a growing segment of the savings and retirement market, and among the fastest growing segments of the life insurance industry. Annuity products currently enjoy an advantage over certain other retirement savings products, because the payment of federal income taxes on interest credited on annuity policies is deferred during the accumulation period.

The company offers a variety of fixed annuity products. Single premium deferred annuities ("SPDAs"), in general, are savings vehicles in which the policyholder, or annuitant, makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the company's fixed annuities have a minimum guaranteed crediting rate. The company also offers flexible premium deferred annuities ("FPDAs"). FPDAs are deferred annuities in which the policyholder may elect to make more than one premium payment.

The company had 206,000 deferred annuity policies in force at December 31, 1994, with an average account balance of $27,000.

At least once each month the company establishes an interest crediting rate for its new annuity policies. In determining the company's interest crediting rate on new policies, management considers the competitive position of the company, prevailing market rates and the profitability of the annuity product. The company maintains the initial crediting rate for a minimum period of one year. Thereafter, the company may adjust the crediting rate not more frequently than once a year. In establishing renewal crediting rates, the company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the company's in force annuity policies ranged from 3.5% to 11.4% at December 31, 1994. All of the company's fixed annuity products have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy. At December 31, 1994, less than 1% of the company's in force annuity policies had rates credited for a multi-year period still in effect.

Certain of the company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 0.5% to 2.5%. The bonus and the base crediting rates are disclosed to the policyholders. The expected renewal crediting rate on such policies is lower than the expected rate on the company's comparable products that do not have a bonus feature.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for lost investment opportunities and costs if policies are withdrawn early. Under the terms of the company's policies, the policyholder is permitted to withdraw all or part of the premium paid plus the amount credited to his or her account, less a surrender charge for withdrawals. Certain of the company's deferred annuity contracts provide for penalty-free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with 95% of such policies being issued with a surrender charge period of seven years or more during 1994. The average length of the surrender period on the company's deferred annuity policies issued during 1994 was 8.3 years. The initial surrender charge on annuity policies generally ranges from 5% to 20% of the premium and decreases over the surrender charge period. At December 31, 1994, 78% of the company's deferred annuity liabilities were subject to a surrender charge of 5% or more, and only 9% carried no surrender penalty.

In 1992, the company introduced a number of annuity products with a Market Value Adjustment feature, in which a "market value adjustment" is applied to adjust the applicable surrender charge (either up or down but not below the amount of the initial premium plus credited interest at a stated rate) during the surrender charge period. MVA policies accounted for 52% of the company's total annuity sales during 1994 and 27% of total annuity liabilities at December 31, 1994. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected to some degree by changes in interest rates.

The company also markets tax-qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax-exempt organizations. Teachers and other school employees purchase TSAs through automatic payroll deductions.
TSA products tend to be purchased by customers who are younger than purchasers of the company's other annuity products. Therefore, the company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket (early 40s to early 50s) who have a longer period to retirement, such as combining a higher crediting interest rate with a longer surrender charge period. The company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an on-going source of premium renewals. During 1994, the company derived 6% of its annuity premiums from TSAs and expects this percentage to continue to grow over time. In addition to TSAs, the company also sells other tax-qualified retirement annuities such as individual retirement annuities and simplified employee pension plans. Total tax-qualified retirement annuity premiums totaled $590 million, or 37% of total 1994 annuity premiums.

Variable Annuities.   Variable annuities are long-term savings
vehicles in which policyholder purchase payments are recorded and maintained in a separate account established as a registered investment company. Purchase payments are invested by the separate account in an underlying series mutual fund or the company's general account at the direction of the policyholder. Policyholders may choose among several available fund options. Investment risk is borne by the policyholder and the value of the policyholder's account depends upon the performance of the funds chosen by the policyholder. Variable annuities provide the company with fee-based revenues in the form of management and administration fees charged to the policyholder's account. The company began marketing variable annuity products in October 1994, and related funds deposited in the company's variable annuity separate account totaled $2.8 million at December 31, 1994.

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

Term life insurance policies provide insurance protection for unexpected death during the period in which the policy is in force, generally one, five, ten or twenty years. These products are designed to meet customers' shorter-term needs because the policies do not have an accumulation feature and no cash value is built up. Term life premiums are accordingly lower than certain of the company's other products. The company's current term life products include annually renewable term and five-year, ten-year and fifteen-year renewable and convertible term.

In order to discourage early policy withdrawals and to partially compensate the company for lost investment opportunities and costs if policies are terminated, all of the company's universal life and interest-sensitive policies issued since 1986 have incorporated withdrawal charges or similar provisions. At December 31, 1994, 18% of the company's life insurance liabilities were subject to such charges.

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

The reserves reflected in the company's Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). These reserves are based upon the company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation, and the use of the net level premium method for all non- interest-sensitive products and at full account value with no reduction for surrender penalties, for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse assumptions into the GAAP reserve calculation.

The following table sets forth certain consolidated information regarding the development of the company's annuity and insurance business and its reserves calculated based on GAAP for each of the five years in the period ended December 31, 1994. Premiums represent premiums and deposits received (as adjusted for due and deferred premiums), and include premiums on universal life and investment contracts as well as premiums on traditional products.

(Table following)






















































                     PRODUCTS AND SOURCES OF BUSINESS
                          (Dollars in thousands)

As of and for the year ended
  December 31               1994        1993        1992        1991        1990
_________________________________________________________________________________
First year and single premiums:
  Annuities and
    other investment
    contracts         $1,581,930  $1,104,222    $871,310    $461,805    $590,922
  Universal life          15,210      11,345       8,139      10,904      12,460
  Fixed premium
    current interest       7,456       4,404       4,594       4,103       5,067
  Participating               --          --          --      12,420      12,615
  Term and other           3,135       2,826       1,977       1,698       2,160
                     ____________ ___________ ___________ ___________ ___________
    Total first-year
      and single
      premiums        $1,607,731  $1,122,797    $886,020    $490,930    $623,224
                     ============ =========== =========== =========== ===========

Total premiums:
  Annuities and
    other investment
    contracts         $1,615,768  $1,117,255    $883,951    $474,447    $599,334
  Universal life          50,236      44,784      38,993      39,251      37,294
  Fixed premium
    current interest      18,227      14,821      13,178      11,462      10,239
  Traditional whole
    life nonpar            6,544       7,146       7,794       8,549       9,559
  Participating           30,103      31,323      32,550      35,240      37,626
  Term and other           9,618       8,401       2,678       7,245      12,664
                     ____________ ___________ ___________ ___________ ___________
    Total premiums    $1,730,496  $1,223,730    $979,144    $576,194    $706,716
                     ============ =========== =========== =========== ===========

New life insurance written (at face amount):
  Universal life        $793,711    $628,086    $510,409    $584,693    $712,387
  Fixed premium
    current interest     167,401     157,567     166,249     160,228     210,302
  Term and other         456,270     630,923     721,369     393,327     425,441
                     ____________ ___________ ___________ ___________ ___________
    Total new life
     insurance
     written          $1,417,382  $1,416,576  $1,398,027  $1,138,248  $1,348,130
                     ============ =========== =========== =========== ===========











              PRODUCTS AND SOURCES OF BUSINESS - CONTINUED
                          (Dollars in thousands)

As of and for the year ended
  December 31               1994        1993        1992        1991        1990
_________________________________________________________________________________
Life insurance in force (at face amount) 1:
  Universal life      $5,439,647  $4,637,995  $4,178,116  $3,955,898  $3,684,396
  Fixed premium
    current interest   1,082,509     891,499     805,204     721,003     639,894
  Traditional whole
    life nonpar          362,353     385,984     407,934     437,630     480,991
  Participating        1,070,747   1,112,765   1,159,629   1,242,055   1,348,223
  Term and other       2,191,684   2,589,638   2,376,443   2,035,146   1,946,654
                     ____________ ___________ ___________ ___________ ___________
    Total life
     insurance
     in force        $10,146,940  $9,617,881  $8,927,326  $8,391,732  $8,100,158
                     ============ =========== =========== =========== ===========

Reserves:
  Annuities and
    other investment
    contracts         $5,826,964  $4,440,259  $3,320,188  $2,443,545  $1,932,489
  Universal life         329,424     296,435     264,584     240,033     212,202
  Fixed premium
    current interest      80,719      67,035      55,456      45,349      36,707
  Traditional whole
    life nonpar          155,146     154,929     153,038     158,774     158,402
  Participating          580,881     581,291     575,627     580,079     587,652
  Term and other          41,073      38,136      34,620      31,635      31,957
                     ____________ ___________ ___________ ___________ ___________
    Total reserves    $7,014,207  $5,578,085  $4,403,513  $3,499,415  $2,959,409
                     ============ =========== =========== =========== ===========

1 Before reduction for ceded reinsurance of:  1994 - $1,421,608; 1993 -
  $1,326,020; 1992 - $1,242,003; 1991 - $1,066,555 and  1990 - $996,939.

Sales are not concentrated in any geographical area, nor are assets and profitability separately attributed to geographical areas. The states from which the most life and annuity premiums were received are: 1994 - California 20.9%; 1993 - California 15.9%; 1992 - California 11.6%; 1991 -
Texas 13.6% and 1990 - Texas 14.5%.














Marketing and Distribution

The company markets its products through a variable cost distribution network of over 43,000 insurance brokerage agents, 545 career agents, 500 other personal producers and 40 financial institutions, such as banks and thrifts. Since 1992, the company has offered certain life insurance products through its independent insurance brokerage agents and certain annuity products through its career agents and other producers. The company intends to offer a full range of products through both distribution networks, with an emphasis on the continued development of variable cost distribution systems.

The company, in expanding its independent insurance brokerage agent network, relies primarily on national and regional wholesale marketing organizations to market its products and to recruit agents and other producers. The organizations typically recruit agents for the company by advertising its products and commission structure through direct mail advertising and through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing the company and its products. The company compensates the marketing organization by paying it a percentage of the commissions earned on new annuity and insurance policies generated by the agents recruited by the organizations. The company generally does not enter into exclusive arrangements with these marketing organizations.

Certain of the marketing organizations with which the company has a relationship are specialty organizations that have a marketing expertise or a distribution system relating to a particular product, such as TSA policies. The company believes that use of wholesale marketing organizations is a cost-effective means of recruiting capable agents and brokers, and advertising its products. The company employs marketing personnel and customer service representatives who respond by telephone to questions from agents, brokers and other producers regarding the company and its products. The company believes that the service it provides to the agents, brokers and other producers who market and sell its products helps establish a relationship between the company and its sales force, and that such interaction also provides marketing opportunities.

The company also utilizes a career insurance agent system to sell its individual life insurance and annuity policies. The company provides career agents with a professional support program that includes a competitive benefits package, ongoing training, assistance in professional certification, and advertising and advanced sales support. In addition, the company provides conferences and seminars designed to motivate and train its career agents.

Ratings

A. M. Best, an independent insurance industry rating organization, assigns fifteen letter ratings to insurance companies. A. M. Best's ratings currently range from "A++" to "F" and some insurance companies are not rated. A. M. Best performs a quantitative and qualitative evaluation for each company it rates. The quantitative evaluation compares a company's performance to industry standards established by A. M. Best in three areas: profitability, leverage or capitalization, and liquidity. The qualitative evaluation examines nine factors for each company: spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, adequacy of surplus, capital structure, management's experience and objectives, market presence, and policyholders' confidence. A. M. Best also may review other qualitative factors. Publications of A. M. Best indicate that "A+" and "A++" ratings are assigned to those companies which, in A. M. Best's opinion, have demonstrated superior overall performance when compared to the standards established by
A. M. Best and generally have a very strong ability to meet their policyholder obligations over a long period of time. A. M. Best's ratings are directed toward the protection of policyholders, not investors.

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

Investments

The company's investment philosophy emphasizes the careful underwriting of credit risk, identifying relative values within a range of investment choices, providing liquidity to meet operating needs and maximizing current income. As part of its objective of effective asset-liability management, the company conducts computer simulations which model its assets and liabilities under commonly used stress-test interest rate scenarios. Based on the results of these computer simulations, the company's investment portfolio has been structured with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate credited on its reserves and to match the cash flows of the investments with the policy liabilities.

Competition

The insurance and annuity business is highly competitive with numerous companies offering similar products through comparable marketing and distribution systems. Companies typically compete for policyholders on the basis of benefit rates, financial strength and customer service and compete for agents and brokers on the basis of commissions, financial strength and customer service. The company maintains competitive policy benefit rates. However, the company believes that it competes primarily on the basis of its customer service and financial strength. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

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

State insurance laws generally provide regulators with broad administrative and supervisory powers related to the grant and revocation of licenses to transact business, the establishment of guaranty fund associations, the licensing of agents, market conduct, the approval of policy forms, the establishment of reserve requirements, the prescription of the form and content of required financial statements and reports, the determination of the reasonableness and adequacy of statutory capital and surplus, and the regulation of the type and amount of investments permitted.

Although the federal government does not directly regulate the insurance industry, federal initiatives often have an impact on the insurance business. Federal legislation has been proposed from time to time relating in general to the solvency of insurers and other subjects.

Recently, the insurance regulatory framework has been placed under increased scrutiny by various states and the National Association of Insurance Commissioners ("NAIC"). Various states have considered or enacted legislation that changes, and in many cases increases, the state's authority to regulate insurance companies. The NAIC, in conjunction with state regulators, also has been reviewing existing insurance laws and regulations. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Regulation.

Other Operations

Equitable Investment Services, Inc. ("EISI"), a wholly-owned subsidiary of the company, manages the company's $6.9 billion investment portfolio and serves as investment advisor to the Equi-Select Series Trust mutual fund portfolios underlying the company's variable annuity product. EISI is a registered investment advisor under the Investment Company Act of 1940.

Equitable of Iowa Securities Network, Inc. ("EISN"), a wholly-owned subsidiary of the company, is a broker dealer registered under the Securities Exchange Act of 1934. EISN serves as the principal distributor of the company's variable annuity product.

Locust Street Securities, Inc. ("LSSI"), a wholly-owned subsidiary of the company, markets mutual funds, variable annuities, tax-exempt bond funds and investment-oriented products of other companies primarily through Equitable Life career agents. Founded in 1968, LSSI also contracts with agents of other companies to be a wholesaler of broker/dealer products. LSSI has a distribution network of approximately 700 representatives in 45 states. LSSI is a broker dealer registered under the Securities Exchange Act of 1934.

Employees

At December 31, 1994, the company had 469 full-time and 25 part-time employees. The company provides its employees with a comprehensive range of benefit programs. The company believes that its employee relations are excellent.


ITEM 2.  Properties

Substantially all of the company's business is carried on in leased facilities located at 604 Locust Street, 699 Walnut Street, 700 Locust Street and 312 Eighth Street in Des Moines, Iowa. All owned properties consist of real estate held for investment purposes or acquired through foreclosure. Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices and office furniture and equipment, and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. The company believes that its present facilities are adequate for its current needs. The company is in the process of developing a long-range facilities plan which will address future space and service needs, and has requested proposals for office space leases commencing in 1997.


ITEM 3.  Legal Proceedings

From time to time, in the ordinary course of business, the company is involved in litigation. Management believes it is unlikely that the outcome of any pending litigation will have a material adverse effect on the company's financial condition.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.























PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

Stock Symbols

The company's common stock is quoted on the New York Stock Exchange with a stock symbol of EIC.

Quarterly Stock Quotations

The following table shows the range of high and low closing sales prices per share of Common Stock of the company for the periods indicated as reported on the NASDAQ National Market System prior to September 13, 1993. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. Prices on or after September 13, 1993 are as reported on the New York Stock Exchange. Prices prior to June 1, 1993 have been adjusted to give effect to a two-for-one stock split payable to stockholders of record as of May 12, 1993.

                                           High         Low       Close
                                          __________________________________
       1993
       ____
       First Quarter                       28           20-7/8    24-3/4
       Second Quarter                      28-1/2       23        24
       Third Quarter                       39           24        38-1/2
       Fourth Quarter                      38-5/8       30-1/4    33-7/8

       1994
       ____
       First Quarter                       35           29-1/8    33-3/4
       Second Quarter                      35-3/4       31-1/4    31-5/8
       Third Quarter                       39-1/8       32        36
       Fourth Quarter                      36-3/4       26-7/8    28-1/4

       1995
       ____
       First Quarter (as of
       February 23, 1995)                  32-7/8       27-3/4    32-7/8

Number of Holders of Record

The number of holders of record of common stock was 959 at February 23, 1995, the dividend record date.

Dividends

Cash dividends are paid quarterly, at an amount determined by the Board of Directors. The company's bank credit arrangements restrict the amount of dividends paid annually on its common stock. Also, insurance regulations restrict the amount of dividends that can be paid to the company by Equitable Life. See Note 1 to the consolidated financial statements and
Item 7, Management's Discussion and Analysis - Liquidity and Capital
Resources.

Dividends paid per share of common stock, after giving effect to the 2-for-1 stock split as of May 12, 1993 were $0.465 in 1994 and $0.405 in 1993.

Transfer Agent and Registrar

Boatmen's Trust Company, 510 Locust, P.O. Box 14768, St. Louis, Missouri
63178.

ITEM 6.  Selected Financial Data

The following table sets forth a consolidated summary of selected financial data for the company and its subsidiaries (all significant intercompany accounts have been eliminated) for each of the last ten years. In this table the years ended December 31, 1985 through 1987 have been restated to reflect the implementation of SFAS No. 97 in 1988. In addition, the years ended December 31, 1985 through 1991 have been restated to reflect the sale of Younkers, Inc. in 1992 and treatment of that entity as a discontinued operation. This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(Table following)






































                         SELECTED FINANCIAL DATA
              (Dollars in thousands, except per share data)

As of and for the year ended
  December 31               1994        1993        1992        1991        1990
_________________________________________________________________________________
Consolidated results:
  Revenues              $651,660    $572,968    $458,374    $400,289    $340,750
  Operating income 1      88,212      68,911      49,309      40,121      35,636
  Income from continuing
    operations 2          98,284      87,156      57,260      24,740      20,772
  Net income 3            98,284      87,156      54,506      40,530      23,204

Per share data: 4
  Operating income 1       $2.79       $2.33       $1.72       $1.42       $1.26
  Income from continuing
    operations 2            3.11        2.95        1.99        0.87        0.74
  Net income 3              3.11        2.95        1.90        1.43        0.82

Consolidated financial position:
  Assets              $7,965,593  $6,431,435  $5,066,874  $4,231,361  $3,652,687
  Debt and redeemable
    preferred stock       90,450      84,214      89,508      95,602     107,920
  Stockholders'
    equity               587,330     527,962     373,801     322,780     285,026

Common stock data: 4
  Dividends per share     $0.465      $0.405       $0.35       $0.32       $0.29
  Book value per share     18.54       16.76       12.89       11.35       10.05
  Price
    range             26.88-39.13 20.88-39.00 9.63-22.50  4.25-10.88   3.38-8.00
  Closing price            28.25       33.88       22.50       10.50        4.25
  Shares outstanding
    at year
    end               31,677,891  31,504,586  28,994,640  28,428,176  28,366,588
  Average shares
    outstanding
    during year       31,612,675  29,540,274  28,688,660  28,392,860  28,349,760



















                   SELECTED FINANCIAL DATA - CONTINUED
              (Dollars in thousands, except per share data)

As of and for the year ended
  December 31               1994        1993        1992        1991        1990
_________________________________________________________________________________
Ratios and other data:
  Return on assets -
    net income               1.4%        1.5%        1.2%        1.0%       0.7%
  Return on equity -
   operating income
    (continuing
    operations)             15.8%       15.3%       15.2%       15.4%      16.1%
  Return on equity -
    net income              17.6%       19.3%       15.6%       13.3%       8.4%
  Year-end debt to
    total capital           13.3%       13.8%       19.3%       22.8%      27.5%
  Year-end price to
    earnings                9.1x       11.5x       11.8x        7.3x        5.2x
  Year-end price to
    book value              1.5x        2.0x        1.7x        0.9x        0.4x
  Year-end total market
    capital-
    ization             $894,900  $1,067,218    $652,379    $298,496    $120,558

Pro forma amounts assuming change in accounting for par business had been applied retroactively:

  Income from continuing
    operations           $98,284     $87,156     $57,260     $24,740     $20,772
  Net income 3            98,284      87,156      54,506      40,530      23,204

  Income from continuing
    operations
    per share               3.11        2.95        1.99        0.87        0.74
  Net income
    per share 3             3.11        2.95        1.90        1.43        0.82

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding, net of related income taxes, prepayment gains on mortgage-backed securities, realized gains or losses and amortization of related deferred policy acqui-sition costs. Operating income in 1991 excludes the after-tax income effect ($10,259,000) ($(0.36) per share), of accrual for insurance guaranty fund assessments.
2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991).
3 Includes the cumulative effect of changes in the method of accounting for postretirement benefits of $(4,678,000) ($(0.16) per share) in 1992 and deferred income taxes of $9,444,000 ($0.34 per share) in 1991.
4 Share and per share amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992.




                   SELECTED FINANCIAL DATA - CONTINUED
              (Dollars in thousands, except per share data)

As of and for the year ended
  December 31               1989        1988        1987        1986        1985
_________________________________________________________________________________
Consolidated results:
  Revenues              $273,230    $198,008    $202,282    $203,721    $217,897
  Operating income 1      24,399      16,410      14,303      11,737       9,366
  Income from continuing
    operations 2          26,083      16,819      21,233      17,557      22,979
  Net income 3            20,609      36,668      26,071      29,600      27,840

Per share data: 4
  Operating income 1       $0.85       $0.49       $0.40       $0.32       $0.21
  Income from continuing
    operations 2            0.91        0.50        0.60        0.48        0.58
  Net income 3              0.72        1.10        0.73        0.81        0.72

Consolidated financial position:
  Assets              $2,896,253  $1,969,674  $1,688,091  $1,633,867  $1,664,333
  Debt and redeemable
    preferred stock      103,926      54,231      25,500      41,889      38,540
  Stockholders'
    equity               270,106     276,610     248,046     257,217     239,717

Common stock data: 4
  Dividends per share      $0.27       $0.25       $0.23       $0.21       $0.21
  Book value per share      9.67        8.37        7.35        7.09        6.61
  Price
    range              5.50-9.06   4.69-5.63   4.00-6.75   4.00-5.94   3.04-4.33
  Closing price             7.81        5.50        4.25        5.75        4.21
  Shares outstanding
    at year
    end               27,937,600  33,061,656  33,765,720  36,265,476  36,249,072
  Average shares
    outstanding
    during year       28,777,192  33,259,548  35,495,744  36,258,786  36,249,072



















                   SELECTED FINANCIAL DATA - CONTINUED
              (Dollars in thousands, except per share data)

As of and for the year ended
  December 31               1989        1988        1987        1986        1985
_________________________________________________________________________________
Ratios and other data:
  Return on assets -
    net income              0.8%         2.0%        1.6%        1.8%       1.7%
  Return on equity -
   operating income
    (continuing
    operations)            12.5%         9.1%        8.2%        7.4%       7.6%
  Return on equity -
    net income              7.5%        14.0%       10.3%       11.9%      12.1%
  Year-end debt to
    total capital          27.8%        16.4%        9.3%       14.0%      13.9%
  Year-end price to
    earnings               10.9x        5.0x        5.8x        7.1x        5.8x
  Year-end price to
    book value              0.8x        0.7x        0.6x        0.8x        0.6x
  Year-end total market
    capital-
    ization             $218,263    $181,839    $143,504    $208,526    $152,548

Pro forma amounts assuming change in accounting for par business had been applied retroactively:

  Income from continuing
    operations           $26,083     $16,819     $25,594     $22,628     $24,852
  Net income 3            20,609      25,113      30,432      34,671      29,713

  Income from continuing
    operations
    per share               0.91        0.50        0.72        0.62        0.64
  Net income
    per share 3             0.72        0.76        0.86        0.95        0.77

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains or losses (net of related income taxes).
2 Excludes the cumulative effect of the change in the method of accounting for the participating line of business in 1988.
3 Includes the cumulative effect of change in the method of accounting for the participating line of business of $11,555,000 ($0.35 per share) in 1988. 4 Share and per share data amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992. Additionally, 1985 has been restated to reflect the 50% stock dividend in December 1986.







ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a
consolidated basis.   The consolidated financial statements include the
accounts of the company and its subsidiaries, all of which are wholly owned at December 31, 1994. The company's retail subsidiary, Younkers, Inc. was sold through a public stock offering on April 29, 1992 and has been classified as a discontinued operation. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG").

FINANCIAL CONDITION

Investments

The company's total investments grew 24% in 1994. This growth in the company's investment portfolio resulted from record sales of the company's insurance and annuity products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios and has established a goal of growing assets at least 20% annually.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At December 31, 1994, the company's investment portfolio was comprised of the following:

                                                                    Yield at
                            Carrying    % of    Estimated    % of   Carrying
                             Value      Total  Market Value  Total    Value
                          ___________________________________________________
                                               (Dollars in thousands)
Investment cash and
 short-term investments       $33,969     0.5%     $33,969     0.5%      3.7%
Governments and agency
 mortgage-backed
 securities                   365,557     5.3%     354,132     5.4%      8.5%
Conventional mortgage-
 backed securities          2,160,874    31.5%   1,995,172    30.7%      7.9%
Investment grade
 corporate securities       3,245,176    47.3%   3,106,192    47.8%      8.5%
Below-investment grade
 corporate securities         400,677     5.9%     382,080     5.9%     10.3%
Mortgage loans                613,208     9.0%     589,333     9.1%      8.8%
                          ___________________________________________________
   Total cash and fixed     6,819,461    99.5%   6,460,878    99.4%      8.4%
    income investments
Equity securities              22,978     0.3%      22,978     0.4%      3.9%
Real estate                    15,668     0.2%      15,668     0.2%      2.9%
                          ___________________________________________________
   Total investments       $6,858,107   100.0%  $6,499,524   100.0%      8.4%
                          ===================================================


Note: Estimated market values of publicly traded securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of mortgage loans on real estate are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans. Market value of owned real estate is estimated to be equal to, or in excess of, carrying value based upon appraised values.











































At December 31, 1994, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                               Carrying      % of      Estimated      % of
                                Value        Total    Market Value    Total
                             _______________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates            $2,466,838      40.0%    $2,293,279      39.3%
 AA+ to AA-                      272,640       4.4%       257,950       4.4%
 A+ to A-                      1,888,987      30.6%     1,814,458      31.1%
 BBB+ to BBB-                  1,035,401      16.8%       987,682      16.9%
 BB+ to BB-                      324,386       5.2%       314,064       5.4%
 B+ to B-                         66,571       1.1%        63,498       1.1%
 D                                 3,570       0.1%         3,570       0.1%
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)              22,234       0.4%        20,438       0.3%
 Rated 2 (BBB+ to BBB-)           26,817       0.4%        24,684       0.4%
 Rated 3 (BB+ to BB-)             62,018       1.0%        55,819       1.0%
 Rated 4 (B+ to B-)                2,131       0.0%         1,700       0.0%
 Redeemable preferred stock          691       0.0%           434       0.0%
                             _______________________________________________
Total fixed maturities        $6,172,284     100.0%    $5,837,576     100.0%
                             ===============================================

                               Carrying      % of      Estimated      % of
                                Value        Total    Market Value    Total
                             _______________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
 & Aaa Corporates             $2,337,123      37.9%    $2,178,804      37.3%
 Aa1 to Aa3                      355,940       5.8%       326,274       5.6%
 A1 to A3                      2,005,938      32.5%     1,923,425      32.9%
 Baa1 to Baa3                    942,622      15.3%       902,089      15.5%
 Ba1 to Ba3                      346,385       5.5%       336,649       5.8%
 B1 to B3                         65,255       1.1%        62,128       1.1%
 Caa1 to Caa3                      1,560       0.0%         1,560       0.0%
 Ca                                3,570       0.1%         3,570       0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)              22,234       0.4%        20,438       0.3%
 Rated 2 (Baa1 to Baa3)           26,817       0.4%        24,685       0.4%
 Rated 3 (Ba1 to Ba3)             62,018       1.0%        55,820       1.0%
 Rated 4 (B1 to B3)                2,131       0.0%         1,700       0.0%
 Redeemable preferred stock          691       0.0%           434       0.0%
                             _______________________________________________
Total fixed maturities        $6,172,284     100.0%    $5,837,576     100.0%
                             ===============================================

Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as" available for sale." On December 31, 1994, fixed income securities with an amortized cost of $819,083,000 and an estimated market value of $778,486,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, decreased stockholders' equity by $26,493,000, or $0.84 per share at December 31, 1994.

Net unrealized depreciation of fixed maturity investments of $375,305,000 was comprised of gross appreciation of $62,027,000 and gross depreciation of $437,332,000.

The percentage of the company's portfolio invested in below investment grade securities declined slightly during 1994. At December 31, 1994 the carrying value of the company's total investment in below investment grade securities consisted of investments in 80 issuers totaling $400,677,000, or 5.9% of the company's investment portfolio compared to 81 issuers totaling $361,869,000, or 6.6%, at December 31, 1993. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At December 31, 1994, the yield on the company's below investment grade portfolio was 10.3% compared to 8.5% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $382,080,000, or 95.4% of carrying value, at December 31, 1994.

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

During 1994, the company recognized a pre-tax loss of $619,000 to write the value of one fixed maturity security down to its estimated fair value of $80,000 pursuant to the requirements of SFAS No 115. This security had been previously written down to its estimated net realizable value of $699,000 by a charge to realized losses of $6,443,000 during the year ended December 31, 1993. This security was sold in the fourth quarter of 1994 at a nominal gain. At December 31, 1994, no fixed maturity investments are considered to have other than temporary impairments.

During 1994, fixed maturity securities designated as held for investment with a combined amortized cost value of $275,480,000 were called or repaid by their issuers generating net realized gains totaling $11,364,000. Also during 1994, fixed maturity securities designated as available for sale with a combined amortized cost value of $196,811,000 were sold, called, repaid or tendered generating net realized gains totaling $8,036,000. In total, pre-tax gains from sales, calls, repayments and tenders of fixed maturity investments amounted to $19,400,000 during 1994.

At December 31, 1994, the company's fixed maturity investment portfolio had a combined yield of 8.4% compared to 8.5% at December 31, 1993. New money rates rose in 1994 and the company expects its portfolio yield to stabilize as new funds are invested at current rates. At December 31, 1994, the average annual interest rate in effect for interest sensitive policy liabilities, including annuities and universal life-type policies, and participating life policies, was 5.7%, compared to 6.1% at December 31, 1993.

Mortgage loans make up approximately 9.0% of the company's investment portfolio, as compared to an industry average of 12.5%, as reported in the 1994 ACLI Fact Book. During 1992, the company resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $613,208,000 from $346,829,000 during 1994. The company expects this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 286 loans with an average size of $2,144,000 and average seasoning of 8 years if weighted by the number of
loans, and 2.6 years if weighted by mortgage loan carrying values.   The
company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1994, the yield on the company's mortgage loan portfolio was 8.8%.


















Distribution of these loans by type of collateral and geographic location is as follows:

                                                            % of
                                # of        Carrying      Mortgage
                                Loans         Value       Portfolio
                             _______________________________________
COLLATERAL BREAKDOWN                    (Dollars in thousands)
____________________
  Farm                                4          $171           0.0%
  Multi-family residential           48       155,829          25.4%
  Industrial                        117       152,918          24.9%
  Office buildings                   39        89,836          14.7%
  Retail                             75       201,720          32.9%
  Other                               3        12,734           2.1%
                             _______________________________________
Total                               286      $613,208         100.0%
                             =======================================

                                                            % of
                                # of        Carrying      Mortgage
                                Loans         Value       Portfolio
                             _______________________________________
GEOGRAPHIC BREAKDOWN                    (Dollars in thousands)
____________________
  New England                         1          $247           0.0%
  Middle Atlantic                    30        77,359          12.6%
  South Atlantic                     30        56,874           9.3%
  East North Central                 72       170,700          27.8%
  West North Central                 37        91,901          15.0%
  East South Central                  9        19,937           3.3%
  West South Central                 15        27,653           4.5%
  Mountain                           19        47,240           7.7%
  Pacific                            73       121,297          19.8%
                             _______________________________________
Total                               286      $613,208         100.0%
                             =======================================

At December 31, 1994, no mortgage loans were delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent a small percentage of the company's investment portfolio. The company has been able to recover 98% of the principal amount of problem mortgages that have been resolved in the last three years.

At December 31, 1994, the company owned real estate totaling $15,668,000, including properties acquired through foreclosure valued at $11,764,000. During 1994, the company determined that the carrying value of one of its real estate properties exceeded its estimated fair value, less costs of sale. As a result of this determination, the company established a valuation allowance totaling $959,000 on this property.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with none of the company's investments in default at December 31, 1994. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 94.8% of carrying value for accounting purposes at December 31, 1994.


Other assets

Accrued investment income increased $13,486,000 during 1994 due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $156,446,000 over year-end 1993 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $193,263,000. Amortization of costs deferred totaled $50,921,000. In addition, deferred acquisition costs were increased by $14,104,000 as a result of adjustments related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115. At December 31, 1994, the company had total assets of $7,965,593,000, an increase of 23.9% over total assets at December 31, 1993.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $1,438,008,000, or 25.7%, during 1994 and totaled $7,036,309,000 at December 31, 1994. Reserves for the company's annuity policies increased $1,386,705,000, or 31.2%, during this period and totaled $5,826,964,000 at December 31, 1994. Life insurance reserves increased $49,417,000, or 4.3%, during 1994 and totaled $1,187,243,000 at December 31, 1994.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with 95% of such policies being issued with a surrender charge period of seven years or more during 1994. The initial surrender charge on annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period. The following table summarizes the company's non-par deferred annuity liabilities and sales at and for the year ended December 31, 1994 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected to some degree by changes in interest rates.

                                  Deferred               Deferred
Surrender Charge %                Annuity      % of      Annuity      % of
                                   Sales       Total   Liabilities    Total
____________________________________________________________________________
                                        (Dollars in thousands)
No surrender charge                                       $468,455      8.5%
1 to 4 percent                                             774,971     14.0%
5 to 6 percent                      $76,286      5.0%      656,655     11.9%
7 to 9 percent                    1,183,864     76.9%    2,609,179     47.2%
10 percent and greater              278,223     18.1%    1,021,579     18.4%
                                ____________________________________________
                                 $1,538,373    100.0%   $5,530,839    100.0%
                                ============================================

Total consolidated debt increased $6,236,000 during 1994 as commercial paper was issued for working capital needs and amounted to $90,450,000 at December 31, 1994. Other liabilities increased $40,592,000 from year-end 1993 levels due to increases in liabilities for outstanding checks, securities purchased but not yet paid for and draft accounts payable related to the company's asset retention program.

At December 31, 1994, the company had total liabilities of $7,378,263,000 compared to $5,903,473,000 at December 31, 1993, a 25.0% increase.

Equity

At December 31, 1994, stockholders' equity was $587,330,000, or $18.54 per share, compared to $527,962,000 or $16.76 per common share at year end 1993. Unrealized depreciation of available for sale fixed maturity securities reduced stockholders' equity by $26,493,000, or $0.84 per share, after adjustments to deferred acquisition costs at December 31, 1994. The ratio of consolidated debt to total capital was 13.3% at December 31, 1994, down from 13.8% at year-end 1993 as a result of the increase in stockholders' equity. At December 31, 1994, there were 31,677,891 common shares outstanding compared to 31,504,586 shares at December 31, 1993.

At its August 11, 1994 board meeting the company's Board of Directors approved a Dividend Reinvestment and Stock Purchase Plan, which became available to shareholders in September 1994. This voluntary plan allows common stock dividends to be automatically reinvested in the company's common stock, with no brokerage commissions. During 1994, 7,853 shares of common stock were purchased under this plan.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At December 31, 1994 the company had $90,450,000 in commercial paper notes outstanding, an increase of $56,450,000 from December 31, 1993 as additional commercial paper was issued to provide for short-term operating needs. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains line of credit agreements with several banks. On March 31, 1994, the company entered into new agreements which provide for lines of credit totaling $249,000,000. A credit line totaling $166,000,000 expires on March 31, 1997 and a credit line totaling $83,000,000 expires on March 30, 1995. The company is currently negotiating to revise and extend its credit lines.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $63,906,000 during 1995. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

The terms of the line of credit agreements totaling $249,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive of these covenants requires the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $420,000,000, plus (ii) 50% of consolidated net income from January 1, 1994 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1994 to the end of the most recent quarter. At December 31, 1994, $142,009,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Developing and writing increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations including amounts in excess of those which may be realized from operating results. The company may also expand its insurance operations through acquisition of blocks of business from other insurance companies, or through the acquisition of an insurance company, although no such acquisitions are currently planned. On October 21, 1993, the company completed a primary stock offering of 2,300,000 shares to the public at a price of $35 per share and received net proceeds of approximately $76,264,000 from the sale after deduction of the underwriter's discount and expenses. The company has contributed $70,000,000 of these proceeds to its insurance subsidiaries. In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling approximately $98,826,000, after expenses. The company has contributed $50 million of the proceeds to its insurance subsidiaries and has applied the remaining net proceeds to the repayment of outstanding
commercial paper notes.    Over time, further growth in the company's
insurance operations may require additional equity capital, although the company believes it now has sufficient resources to support growth in its operations for the next few years. The company's primary sources of capital are retained earnings and the issuance of additional common stock or debt.

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



RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, increased $484,934,000, or 43.2%, to $1,607,731,000 during
1994. For the third consecutive year, the company established a new record for annuity sales with an increase of $477,708,000, or 43.3%, to $1,581,930,000 during 1994. The company believes that its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products for the same reasons, as well as a diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments. First year and single life insurance premiums increased $7,226,000, or 38.9%, to $25,801,000 in 1994 due to increases in sales of the company's universal life and current interest products.

Revenues

Total revenues increased $78,692,000, or 13.7%, to $651,660,000 in 1994.
Universal life insurance and annuity product charges increased $9,486,000, or 27.7%, to $43,767,000 in 1994, as increased withdrawals from the company's annuity products generated higher surrender charge revenues. In addition to increased withdrawal levels, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $605,000, or 1.3%, to $46,265,000 during 1994 as decreases in traditional life insurance renewal premiums were only partially offset by increases in first year and single premiums during 1994.

Net investment income increased $90,342,000, or 20.8%, to $524,411,000 in 1994 as the increase in invested assets more than offset a decline in portfolio yield. The effective average annual yield on assets invested to support policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies, was 8.6% in 1994 compared to 9.1% in 1993. The company's investment portfolio, excluding policy loans, had a yield to maturity of 8.4% at December 31, 1994, compared to 8.5% at December 31, 1993. New money rates rose in 1994 and the company expects its portfolio yield to stabilize as new funds are invested at current rates. During 1994, the company had realized gains on the sale of investments of $19,697,000 compared to gains of $41,985,000 in 1993. The level of realized gains has decreased as calls and repayments of fixed maturity securities have slowed due to higher interest rates.

Expenses

Total insurance benefits and expenses increased $62,064,000, or 14.8%, to $482,499,000 in 1994. Interest credited to universal life and investment product account balances increased $51,320,000, or 19.1%, to $320,312,000 in 1994 as a result of higher account balances associated with those products. The average annual interest rate credited to policy accounts for interest sensitive products, including annuities and universal life-type policies, and participating life policies, was 5.8% in 1994 compared to 6.6% in 1993. The average annual interest rate in effect for those policies at December 31, 1994 was 5.7%, compared to 6.1% at December 31, 1993. The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive policies allow for interest rate adjustments at least annually.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $5,484,000, or 19.9%, to $33,020,000 in 1994. Other benefits increased $436,000, or 1.4%, to $32,780,000 in 1994. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing aggregate surrenders and withdrawals by average aggregate account balances, was 9.0%, during 1994 compared to 4.6% in 1993. Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. The withdrawal rate has been impacted by several factors. (1) The company had anticipated an increase in annuity surrenders as this block of business ages. (2) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and has experienced, higher surrenders related to this block of business. Excluding surrenders of the five-year guarantee business, the company's annuity withdrawal ratio would have been 7.6%. Excluding the total block of business, the company's annuity withdrawal ratio would have been 6.1%. The company currently does not market annuity policies with multi-year guarantees although it may in the future. Also, the company has not actively solicited fixed annuity sales through stockbrokers since 1989.
At December 31, 1994, policies originally issued with a 5 year interest guarantee represent approximately 2.7% ($160 million) of the company's annuity liabilities. (3) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company's lapse ratio for life insurance measured in terms of face amount and using A.M. Best's formula, was 7.4% in 1994 compared to 7.2% in 1993.


Commissions increased $43,578,000, or 38.4%, to $157,028,000 in 1994.
General expenses increased $5,848,000, or 15.6%, to $43,402,000 in 1994.
Insurance taxes also increased $3,627,000, or 57.2%, to $9,961,000 in 1994. Increases in commissions and insurance taxes are directly related to life insurance and annuity sales during these periods. General expenses grew more slowly as they relate more directly to policyholder base and total assets. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

The amortization of deferred policy acquisition costs increased by $8,843,000, or 21.0%, to $50,921,000 in 1994. Amortization of deferred acquisition costs related to operating earnings increased $16,549,000, or 58.8%, to $44,711,000 in 1994 as the result of a 34.7% increase in the deferred policy acquisition cost asset since December 31, 1993 as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of this accelerated amortization. Amortization related to realized gains declined to $6,210,000 in 1994 compared to $13,916,000 in 1993 as a result of the decrease in realized and prepayment gains in 1994.

Income

Operating income (income from continuing operations before cumulative effect of change in accounting principles, excluding realized gains and losses, mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $19,301,000, or 28.0%, in 1994. Net income increased $11,128,000, or 12.8%, in 1994. A breakdown of income is as follows:

Year ended December 31                      1994                  1993
_____________________________________________________________________________
                                       $      Per Share      $      Per Share
                                   _________  _________  _________  _________
                                              (Dollars in thousands,
                                              except per share data)
  Operating income                  $88,212      $2.79    $68,911      $2.33

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                 12,953       0.41     27,290       0.92

    Mortgage-backed securities
      prepayment gains                1,156       0.04         --         --

    Realized gains related
      amortization of DPAC           (4,037)     (0.13)    (9,045)     (0.30)
                                   _________  _________  _________  _________
                                     10,072       0.32     18,245       0.62
                                   _________  _________  _________  _________
Net Income                          $98,284      $3.11    $87,156      $2.95
                                   =========  =========  =========  =========

Average shares outstanding totaled 31,612,675 in 1994 up from 29,540,274 in 1993.

Operating earnings increased primarily as a result of the growth in average assets in 1994. Realized gains were lower in 1994 due to fewer prepayments and calls during the year compared to 1993. Earnings per share, operating and net income, grew less than operating earnings and net income due to the additional shares outstanding as a result of the common stock offering in October 1993.



RESULTS OF OPERATIONS - 1993 COMPARED TO 1992

Sales

Total life insurance and annuity sales, as measured by first year and single premiums, increased $236,777,000, or 26.7%, to $1,122,797,000 in the year ended December 31, 1993. Annuity sales increased $232,912,000, or 26.7%, to $1,104,222,000 in 1993. The company attributes this sales growth to its commitment to customer service, the quality of its investment portfolio and its overall financial strength which attract consumers to its annuity products as consumers continue to seek a secure return on their retirement savings. First year and single life insurance premiums increased $3,865,000, or 26.3%, to $18,575,000 in the year ended December 31, 1993 due to increased sales of the company's universal life and current interest products.



Revenues

Total revenues increased $114,594,000, or 25.0%, to $572,968,000, in 1993, compared to 1992. Universal life insurance and annuity product charges increased $3,869,000, or 12.7%, to $34,281,000, compared to the year ended December 31, 1992, as the company's marketing efforts focused on the sale of deferred annuities and interest-sensitive life insurance products. Premiums from traditional life insurance products also improved during 1993, increasing by $3,848,000, or 8.9%, to $46,870,000, compared to 1992, as these products were made available to the company's insurance brokerage distribution system.

Net investment income increased $71,636,000, or 19.8%, to $434,069,000 in 1993, as the increase in invested assets more than offset the decline in portfolio yield. The average annualized yield on invested assets supporting policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies was 9.1% during 1993, compared to 9.7% during 1992. The company's total investment portfolio, excluding policy loans, had a yield to maturity of 8.5% at December 31, 1993, compared to 9.2% at December 31, 1992, reflecting a general decline in interest rates, and substantial principal repayments of investments. During 1993, the company realized gains on the sale of investments of $41,985,000, compared to $8,164,000 in 1992, primarily resulting from calls and prepayments of fixed maturity investments. Included in these totals were writedowns of $6,806,000 in 1993 and $5,328,000 in 1992, to reduce the carrying value of various investments to estimated net realizable value.

Expenses

Total insurance benefits and expenses increased $66,054,000, or 18.6%, to $420,435,000 in 1993. Interest credited to universal life and annuity account balances increased $37,168,000, or 16.0%, to $268,992,000, in 1993, as a result of higher account balances associated with those products. The average annualized interest rate credited to policy accounts for interest-sensitive products, including annuities and universal life-type policies and participating life policies, was 6.6% for 1993 compared to 7.5% in 1992. The average annual interest rate in effect for those policies at December 31, 1993 was 6.1%, compared to 7.1% at December 31, 1992. The company's practice is to reduce rates credited to policy accounts as investment yields decline. Most of the company's interest-sensitive policies allow for interest rate adjustments at least annually.

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

Commissions increased $29,083,000, or 34.5%, to $113,450,000 in 1993, primarily because of increased sales of annuity products. This increase was offset by an increase in the deferral of such policy acquisition costs and thus had little impact on total insurance expenses. General insurance expenses increased $5,260,000, or 16.3%, to $37,554,000 related to increases in sales, assets and policies in force. The amortization of deferred policy acquisition costs increased by $21,902,000, or 108.6%, to $42,078,000 in 1993. During 1993, the estimate and timing of gross profits from certain universal life and annuity product lines changed, which, in accordance with SFAS No. 97, necessitated that the company recompute or "unlock" the amortization of deferred policy acquisition costs. This "unlocking" primarily resulted from realized investment gains leading to higher gross profits than originally expected. As a result, 1993 amortization was increased by $13,916,000.














Income

Operating income increased $19,602,000, or 39.8%, to $68,911,000 in 1993.
Net income increased $32,650,000, or 59.9%, in 1993. A breakdown of income is as follows:

Year ended December 31                      1993                  1992
_____________________________________________________________________________
                                       $      Per Share      $      Per Share
                                   _________  _________  _________  _________
                                              (Dollars in thousands,
                                              except per share data)
  Operating income                  $68,911      $2.33    $49,309      $1.72

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                 27,290       0.92      7,951       0.27

    Realized gains related
      amortization of DPAC           (9,045)     (0.30)        --         --

  Discontinued operations                --         --      1,924       0.07

  Cumulative effect on prior
    prior years (to December
    31, 1991) of change in
    method of accounting                 --         --     (4,678)     (0.16)
                                   _________  _________  _________  _________
                                     18,245       0.62      5,197       0.18
                                   _________  _________  _________  _________
Net Income                          $87,156      $2.95    $54,506      $1.90
                                   =========  =========  =========  =========

1992 per share amounts reported above have been restated to reflect the 2-for-1 stock split on June 1, 1993.

Average shares outstanding totaled 29,540,274 in 1993 up from 28,688,660 in 1992.

INSURANCE REGULATION

Currently, the company's insurance subsidiaries are subject to regulation and supervision by the states in which they are admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, market conduct, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus and regulating the type and amount of investments permitted.

The insurance regulatory framework continues to be placed under increased scrutiny by various states, the federal government and the NAIC. Various states have considered or enacted legislation which changes, and in many cases increases, the states' authority to regulate insurance companies.
The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC is developing proposals to govern insurance company investments and holding company investments in subsidiaries and affiliates presently anticipated to be considered for adoption as model laws in 1995. While the specific provisions of such model laws are not known at this time, and current proposals are still being debated, the company is monitoring developments in this area and the effects any change would have on the company. A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed until at least 1996 and specific recommendations have not been published. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

In addition, a committee of the NAIC has approved and submitted to the full NAIC a proposal which may affect the company's annuity policy reserves. This proposed regulation, entitled Guideline GGG, if approved by the NAIC, would require the company to increase annuity reserves in its statutory financial statements by approximately $25 to $50 million. The proposal would allow this increase to be phased in over a three year period if approved by the insurance department in the state of domicile. The proposed guideline would have no effect on financial statements prepared in accordance with GAAP.

Over the past year the insurance industry generally, and a few individual companies, specifically, have been criticized for inadequate training and supervision of agents. As a result, new state regulations and industry self-regulatory standards have been proposed. Although the company has received relatively few policyholder or regulatory complaints or concerns, the company initiated a thorough review of its entire approach to the selection, training and supervision of its salespeople and the sales process and has re-emphasized its commitment to clear, up-front disclosure of the nature of its products and the reasonable expectations of their future performance.

RECENT DEVELOPMENTS

Legislation is currently under discussion in Congress and the Clinton Administration which would repeal the Glass-Steagall Act thereby permitting banks and bank holding companies the increased ability to enter the insurance and securities businesses. This could result in increased competition for the company's products. A recent United States Supreme Court decision permits national banks to broker annuities. The Supreme Court decision may afford the company the opportunity to expand its sales through banks, but could also result in increased competition for annuity sales. Future changes, if any, in the ability of banks to underwrite as well as broker annuities could also increase competition for annuity sales. The banking industry can be expected to continue to seek expanded powers at the federal and state level to sell insurance and annuities through changes in the law or interpretation of existing law. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.





ITEM 8. Financial Statements and Supplementary Data


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

December 31                                                1994          1993
______________________________________________________________________________
ASSETS
Investments:
 Fixed maturities:
  Held for investment, at amortized cost (market:
   1994 - $5,059,090; 1993 - $5,407,358)             $5,393,798    $5,078,226
  Available for sale, at market (cost:  1994 -
   $819,083)                                            778,486            --
 Equity securities, at market (cost:  1994 -
  $23,351; 1993 - $250)                                  22,978            83
 Mortgage loans on real estate                          613,208       346,829
 Real estate, less allowances for depreciation
  of $4,659 in 1994 and $4,580 in 1993                   15,668        20,773
 Policy loans                                           176,448       176,849
 Short-term investments                                  50,975        67,619
                                                     ___________   ___________
Total investments                                     7,051,561     5,690,379

Cash and cash equivalents                                12,674         5,190

Securities and indebtedness of related parties           11,034        11,791

Accrued investment income                               105,959        92,473

Notes and other receivables                              23,173        27,366

Deferred policy acquisition costs                       607,626       451,180

Property and equipment, less allowances for
 depreciation of $6,795 in 1994 and $4,259 in 1993        7,843         7,431

Current income taxes recoverable                         14,491            --

Deferred income tax benefit                                  --        11,583

Intangible assets, less accumulated amortization
  of $559 in 1994 and $1,625 in 1993                      2,605         3,346

Other assets                                             43,664        36,668

Separate account assets                                  84,963        94,028
                                                     ___________   ___________
Total assets                                         $7,965,593    $6,431,435
                                                     ===========   ===========



See accompanying notes.

                  CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Dollars in thousands, except per share data)

December 31                                                1994          1993
______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Universal life and annuity products                $6,237,107    $4,803,729
  Traditional life insurance products                   777,100       774,356
  Unearned revenue reserve                               14,317        14,451
 Other policy claims and benefits                         7,785         5,765
                                                     ___________   ___________
                                                      7,036,309     5,598,301

Other policyholders' funds:
 Supplementary contracts without life contingencies      12,224        11,729
 Advance premiums and other deposits                        790           925
 Accrued dividends                                       12,761        13,251
                                                     ___________   ___________
                                                         25,775        25,905

Current income taxes payable                                 --         2,293
Deferred income taxes                                     1,442            --
Long-term debt                                               --        50,214
Commercial paper notes                                   90,450        34,000
Other liabilities                                       139,324        98,732
Separate account liabilities                             84,963        94,028
                                                     ___________   ___________
Total liabilities                                     7,378,263     5,903,473

Commitments and contingencies

Stockholders' equity:
 Serial preferred stock, without par value -
  authorized 2,500,000 shares                                --            --
 Common stock, without par value (stated value
  $1.00 per share) - authorized 70,000,000 shares
  in 1994 and 1993, issued and outstanding 31,677,891
  shares in 1994 and 31,504,586 shares in 1993           31,678        31,505
 Additional paid-in capital                              78,661        75,841
 Unrealized appreciation (depreciation) of fixed
  maturities                                            (26,493)           --
 Unrealized appreciation (depreciation) of equity
  securities                                               (373)         (167)
 Retained earnings                                      505,622       422,093
 Unearned compensation (deduction)                       (1,765)       (1,310)
                                                     ___________   ___________
Total stockholders' equity                              587,330       527,962
                                                     ___________   ___________
Total liabilities and stockholders' equity           $7,965,593    $6,431,435
                                                     ===========   ===========



See accompanying notes.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

Year ended December 31                        1994          1993          1992
_______________________________________________________________________________
Revenues:
 Universal life and annuity
  product charges                          $43,767       $34,281       $30,412
 Traditional life insurance premiums        46,265        46,870        43,022
 Net investment income                     524,411       434,069       362,433
 Realized gains on investments              19,697        41,985         8,164
 Other income                               17,520        15,763        14,343
                                        ___________   ___________   ___________
                                           651,660       572,968       458,374
Benefits and expenses:
  Universal life and annuity benefits      329,189       274,610       236,543
  Traditional life insurance benefits       56,923        54,262        60,393
  Increase (decrease) in future
   traditional policy benefits               3,350         3,439        (6,969)
  Distributions to participating
   policyholders                            24,988        25,861        26,059
  Underwriting, acquisition and
   insurance expenses                       68,049        62,263        38,355
                                        ___________   ___________   ___________
                                           482,499       420,435       354,381
Interest expense                             7,882         9,522         9,761
Other expenses                              10,035         8,016        10,488
                                        ___________   ___________   ___________
                                           500,416       437,973       374,630
                                        ___________   ___________   ___________
                                           151,244       134,995        83,744
Income taxes                                52,921        47,965        26,488
                                        ___________   ___________   ___________
                                            98,323        87,030        57,256
Equity income (loss), net of related
  income taxes                                 (39)          126             4
                                        ___________   ___________   ___________
Income from continuing operations before
  cumulative effect of change in
  accounting principles                     98,284        87,156        57,260
Discontinued operations:
  Loss from retail operations, net
    of related income taxes                     --            --        (3,182)
  Gain on disposal of retail operations,
    net of related income taxes                 --            --         5,106
                                        ___________   ___________   ___________
                                                --            --         1,924
                                        ___________   ___________   ___________
Income before cumulative effect of
  change in accounting principles           98,284        87,156        59,184
Cumulative effect on prior years (to
  December 31, 1991) of change in
  method of accounting for post-
  retirement benefits, net of related
  income tax benefit                            --            --        (4,678)
                                        ___________   ___________   ___________
Net income                                 $98,284       $87,156       $54,506
                                        ===========   ===========   ===========

               CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
               (Dollars in thousands, except per share data)

Year ended December 31                        1994          1993          1992
_______________________________________________________________________________
Net income per common share:
  Income before cumulative effect of
    change in accounting principles:
    Continuing operations                    $3.11         $2.95         $1.99
    Discontinued operations                     --            --          0.07
                                        ___________   ___________   ___________
                                              3.11          2.95          2.06
  Cumulative effect on prior years (to
    December 31, 1991) of change in
    method of accounting for post-
    retirement benefits, net of related
    income tax benefit                          --            --         (0.16)
                                        ___________   ___________   ___________
Net income per common share                  $3.11         $2.95         $1.90
                                        ===========   ===========   ===========

See accompanying notes.


































          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________ ________ _________ _______ _________ ________ _________
Balance at
 January 1, 1992  $7,107   $5,617             ($898) $312,229  ($1,275) $322,780
 Issuance of shares
  in connection
  with 2-for-1
  stock split      7,107   (6,666)               --      (441)      --       --
 Net income for
  1992                --       --                --    54,506       --   54,506
 Unrealized
  appreciation
  of equity
  securities          --       --               764        --       --      764
 Issuance of 280,542
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit            280    5,206                --        --      325    5,811
 Conversion of
  installment
  notes                3       29                --        --       --       32
 Cash dividends       --       --                --   (10,092)      --  (10,092)
                 ________ ________ _________ _______ _________ ________ _________
Balance at Decem-
 ber 31, 1992     14,497    4,186              (134)  356,202     (950) 373,801

















    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________ ________ _________ _______ _________ ________ _________
 Issuance of shares
  in connection
  with 2-for-1
  stock split     14,497   (5,303)               --    (9,194)      --       --
 Issuance of 2,300,000
  shares under
  primary stock
  offering         2,300   73,964                --        --       --   76,264
 Net income for
  1993                --       --                --    87,156       --   87,156
 Unrealized
  depreciation
  of equity
  securities          --       --               (33)       --       --      (33)
 Issuance of 207,304
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit            207    2,981                --        --     (360)   2,828
 Conversion of
  installment
  notes                4       13                --        --       --       17
 Cash
  dividends           --       --                --   (12,071)      --  (12,071)
                 ________ ________ _________ _______ _________ ________ _________
Balance at Decem-
 ber 31, 1993     31,505   75,841              (167)  422,093   (1,310) 527,962














    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________ ________ _________ _______ _________ ________ _________
 Cumulative effect
  of change in
  accounting prin-
  ciple regarding
  fixed maturity
  securities          --       --   $22,516      --        --       --   22,516
 Net income for
  1994                --       --        --      --    98,284       --   98,284
 Unrealized
  depreciation
  of fixed
  maturities          --       --   (49,009)     --        --       --  (49,009)
 Unrealized
  depreciation
  of equity
  securities          --       --        --    (206)       --       --     (206)
 Issuance of 165,452
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit            165    2,623        --      --        --     (455)   2,333
 Issuance of shares
  of common stock
  under dividend
  reinvestment
  plan                 8      219        --      --        --       --      227
 Other                --      (22)       --      --        --       --      (22)
 Cash
  dividends           --       --        --      --   (14,755)      --  (14,755)
                 ________ ________ _________ _______ _________ ________ _________
Balance at
 December 31,
 1994            $31,678  $78,661  ($26,493)  ($373) $505,622  ($1,765) $587,330
                 ======== ======== ========= ======= ========= ======== =========

Note: Share amounts set forth in the above statement for the year ended
      December 31, 1992 have not been restated to reflect the 2-for-1 stock split payable June 1, 1993 to holders of record on May 12, 1993.

See accompanying notes.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

Year ended December 31                        1994          1993          1992
_______________________________________________________________________________
OPERATING ACTIVITIES
Continuing operations:
 Net income                                $98,284       $87,156       $52,582
 Adjustments to reconcile net income to
  net cash provided by continuing operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances   320,312       268,992       231,824
   Charges for mortality and
    administration                         (46,280)      (31,151)      (29,068)
   Deferral of unearned revenues               981         1,472           379
   Amortization of unearned revenue
    reserve                                 (1,430)       (2,312)         (873)
  Increase (decrease) in traditional life
   policy liabilities and accruals           3,750         5,987        (7,937)
  Decrease in other policyholders' funds      (130)         (194)         (339)
  Increase in accrued investment income    (13,486)      (14,376)      (11,813)
  Policy acquisition costs deferred       (193,263)     (137,153)     (104,105)
  Amortization of deferred policy
   acquisition costs                        50,921        42,078        20,176
  Change in other assets, other
   liabilities, and accrued income taxes    28,564        23,450         5,329
  Provision for depreciation and
   amortization                                260           509         1,539
  Provision for deferred income taxes       13,211        (1,305)        1,458
  Share of losses (equity in earnings)
   of related parties                           51          (194)           27
  Realized gains on investments            (19,697)      (41,985)       (8,164)
                                        ___________   ___________   ___________
                                           242,048       200,974       151,015
Discontinued operations:
 Net income                                     --            --         1,924
 Adjustments to reconcile net income to
  net cash used in discontinued
  operations                                    --            --          (170)
                                        ___________   ___________   ___________
                                                --            --         1,754
                                        ___________   ___________   ___________
Net cash provided by operating
  activities                               242,048       200,974       152,769










See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (Dollars in thousands)

Year ended December 31                        1994          1993          1992
_______________________________________________________________________________
INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities-held for investment     286,844     1,056,544       752,624
  Fixed maturities-available for sale      204,847            --            --
  Equity securities                             --            --        11,988
  Mortgage loans on real estate             47,960        49,081        34,527
  Real estate                                5,662           289         2,363
  Policy loans                              30,397        25,963        31,202
  Short-term investments - net              16,644            --            --
                                        ___________   ___________   ___________
                                           592,354     1,131,877       832,704

 Acquisition of investments:
  Fixed maturities-held for investment  (1,422,409)   (2,124,615)   (1,606,055)
  Fixed maturities-available for sale     (181,303)           --            --
  Equity securities                        (23,101)           --            --
  Mortgage loans on real estate           (314,255)     (152,274)      (63,145)
  Real estate                                 (876)         (346)         (388)
  Policy loans                             (29,996)      (26,083)      (26,093)
  Short-term investments - net                  --       (12,717)      (37,511)
                                        ___________   ___________   ___________
                                        (1,971,940)   (2,316,035)   (1,733,192)

 Disposal of investments accounted for
  by the equity method                        $489          $939        $1,304
 Additions to investments accounted for
  by the equity method                      (1,376)         (467)       (3,862)
 Proceeds from sale of subsidiary               --            --        54,938
 Repayments of notes receivable                223            38             8
 Issuance of notes receivable               (2,438)           --           (34)
 Sales of property and equipment               282           107           836
 Purchases of property and equipment        (3,052)       (3,873)       (1,938)
                                        ___________   ___________   ___________
Net cash used in investing activities   (1,385,458)   (1,187,414)     (849,236)
















See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                           (Dollars in thousands)

Year ended December 31                        1994          1993          1992
_______________________________________________________________________________

FINANCING ACTIVITIES
Issuance (repayment) of commercial
 paper - net                                56,450         5,226        (6,026)
Repayment of other debt                    (50,214)      (10,520)          (68)
Receipts from universal life and
 annuity policies credited to
 policyholder account balances           1,746,108     1,190,024       951,309
Return of policyholder account balances
 on universal life policies and
 annuity policies                         (586,762)     (264,364)     (242,764)
Issuance of common stock under
 primary stock offering                         --        76,264            --
Issuance of stock under stock
 plans and upon debt conversion                 67           861         3,158
Cash dividends paid                        (14,755)      (12,071)      (10,092)
                                        ___________   ___________   ___________
Net cash provided by financing
  activities                             1,150,894       985,420       695,517

Increase (decrease) in cash and cash
  equivalents                                7,484        (1,020)         (950)
Cash and cash equivalents at beginning
  of year                                    5,190         6,210         7,160
                                        ___________   ___________   ___________
Cash and cash equivalents at end of year   $12,674        $5,190        $6,210
                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $7,650       $10,404        $8,654
  Income taxes                              61,834        42,367        29,433
Noncash investing and financing activities:
  Foreclosure of mortgage loans and notes
    receivable, including taxes and costs
    capitalized ($106) and operating funds
    retained ($283) in 1993                    250         6,577         1,100
  Restructure of fixed maturity investment,
    including fixed maturity ($897) and
    equity security ($353) received             --            --         1,250

See accompanying notes.












                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1994


1.  SIGNIFICANT ACCOUNTING POLICIES

Consolidation: The consolidated financial statements include the company and its subsidiaries. The principal subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG"). Equitable Life and USG operate predominantly in the individual life and annuity area of the life insurance business. At December 31, 1994 and 1993, all subsidiaries are wholly-owned. See Note 9 to consolidated financial statements which discusses the sale of the company's retail subsidiary, Younkers, Inc. in 1992. All significant intercompany accounts and transactions have been eliminated.

Investments: Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Transfers of securities between categories are restricted and are recorded at fair value at the time of transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.
 Prior to the adoption of SFAS No. 115, all of the company's fixed maturity securities were classified as "held to maturity". Fixed maturity securities were written down to net realizable value (the sum of the estimated nondiscounted cash flows from the securities) if the securities were determined to have declines in value that were "other than temporary". Future investment income was recognized at the rate implicit in this calculation of net realizable value.
 Equity securities (common and non-redeemable preferred stocks) are reported at market if readily marketable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity. Equity securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income.
 Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.
 Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sale cost, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be restored should the fair value of the property increase. Changes in this valuation allowance are charged or credited to income.
 Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Investments accounted for by the equity method include investments in, and advances to, various joint ventures and partnerships.
 Market values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of equity securities are based on the latest quoted market prices, or where not readily marketable, at values which are representative of the market values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification of investments.

Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, the company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Deferred Policy Acquisition Costs: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. For universal life and annuity products, such costs are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the company revises its estimate of current or future gross profits to be realized from a group of products. For traditional life insurance products, such costs are being amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, using principally the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional "lock-in" concepts. Deferred policy acquisition costs are adjusted to reflect the pro-forma impact of unrealized gains and losses on fixed maturity securities the company has designated as "available for sale" under SFAS No. 115.

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

Intangible Assets: Intangible assets include the value of various licenses acquired in conjunction with the purchase of USG and capitalized costs related to the company's lines of credit. Intangible assets related to insurance licenses are being amortized over forty years using the straight-line method. Capitalized line of credit costs are being amortized over the term of the underlying line of credit agreement.

Future Policy Benefits: The liability for future policy benefits for traditional life insurance products has been calculated on a net-level premium basis. Interest assumptions range from 2.75% for 1956 and prior issues to a 9.00% level, graded to 6.00% after twenty years for current issues. Mortality, morbidity and withdrawal assumptions generally are based on actual experience. These assumptions have been modified to provide for possible unfavorable deviation from the assumptions. Future dividends for participating business (which accounted for 1.7% of premiums and 10.6% of inforce in 1994) are provided for in the liability for future policy benefits.
 With respect to universal life and annuity products, the company utilizes the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.50% to 11.35% during 1994, 4.50% to 10.00% during 1993 and 4.50% to 9.00%
during 1992.
 The unearned revenue reserve reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on universal life and annuity products. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

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

Capital Stock: On April 30, 1992, the company's shareholders approved a plan to consolidate the company's Class A and Class B common stock into a single class of common stock on a one-to-one basis, accordingly, 7,107,044 shares of Class A and Class B common stock were converted to a single class of common stock. The plan was effective as of May 1, 1992. On April 30, 1992 the company's Board of Directors approved a 2-for-1 stock split payable June 2, 1992, to holders of record on May 14, 1992. On April 29, 1993 the company's Board of Directors approved an additional 2-for-1 stock split payable June 1, 1993, to holders of record on May 12, 1993. With respect to the statement of changes in stockholders' equity, share and per share amounts prior to January 1, 1993, have not been restated to reflect the 1993 stock split. All other share and per share data presented in the consolidated financial statements and notes thereto have been restated to reflect the stock splits.

Net Income per Share of Common Stock: Net income per share is based on the weighted average number of shares of common stock outstanding during each year (1994 - 31,612,675; 1993 - 29,540,274 and 1992 - 28,688,660).
Employee stock options and installment notes convertible into shares of common stock have not been included in the net income per share computations because their effect is not material.

Dividends per Share of Common Stock: For the years ended December 31, 1994, 1993 and 1992, the company paid dividends per share of $0.465, $0.405 and $0.35 respectively, after giving effect for the 2-for-1 stock splits as of May 14, 1992 and May 12, 1993.

Dividend Restrictions: The company's ability to pay dividends to its stockholders is restricted by certain debt covenants. The most restrictive covenant requires the company to maintain tangible net worth equal to the sum of $420,000,000 plus proceeds from any issuance of common stock plus one-half of net income recognized subsequent to January 1, 1994. At December 31, 1994, retained earnings available for dividends aggregated $142,009,000.
 The ability of Equitable Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1995, Equitable Life could pay dividends to the parent company of approximately $63,906,000 without prior approval of statutory authorities. Also, the amount ($241,260,000 at December 31, 1994) by which the stockholder's equity stated in conformity with generally accepted accounting principles exceeds statutory capital and surplus as reported is restricted and cannot be distributed.










2.  BASIS OF FINANCIAL REPORTING - LIFE INSURANCE OPERATIONS

 The financial statements of the life insurance subsidiaries differ from related statutory financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred, (2) future policy benefit reserves on traditional life insurance products are based on reasonable assumptions of expected mortality, interest and withdrawals which include a provision for possible unfavorable deviation from such assumptions, which may differ from reserves based upon statutory mortality rates and interest, (3) future policy benefit reserves for universal life and annuity products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates, (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits, (5) a portion of fixed maturity investments is designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes (if applicable) and deferred policy acquisition costs, credited/charged directly to stockholders' equity rather than valued at amortized cost, (6) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the statements of income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus,
(7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities, (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan, (9) gains arising from sale lease-back transactions are deferred and amortized over the life of the lease rather than recognized in the period of sale, (10) a liability is established for anticipated guaranty fund assessments, net of estimated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities, (11) a prepaid pension cost asset established in accordance with SFAS No. 87, "Employers' Accounting for Pensions", agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus, (12) revenues for universal life and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received, (13) expenses for postretirement benefits other than pensions are recognized for all qualified employees rather than for only vested and fully-eligible employees, and the accumulated postretirement benefit obligation for years prior to adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" was recognized as a cumulative effect of change in accounting method rather than deferred and amortized over twenty years, and (14) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
 Net income for Equitable Life, USG and Equitable American Insurance Company (formed in 1993) as determined in accordance with statutory accounting practices was $61,421,000 in 1994, $42,182,000 in 1993 and
$36,281,000 in 1992. Total statutory capital and surplus was $431,585,000 at December 31, 1994 and $393,351,000 at December 31, 1993.
3.  INVESTMENT OPERATIONS

 Realized gains (losses) and unrealized appreciation (depreciation) on investments are summarized below:


                                                      Realized*
Year ended December 31                       1994          1993          1992
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities:
    Held for investment                   $11,364       $41,754        $7,001
    Available for sale                      7,417            --            --
  Equity securities                            --            --         2,174
  Mortgage loans on real estate               (62)         (363)           --
  Real estate                                   7            14          (254)
  Equity investments                          971           580          (757)
                                       ___________   ___________   ___________
  Realized gains on investments           $19,697       $41,985        $8,164
                                       ===========   ===========   ===========

*See Note 6 for the income tax effects attributable to realized gains and losses on investments.


                                                     Unrealized
Year ended December 31                       1994          1993          1992
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities
    Held for investment                 ($663,840)     $144,409       $59,116
    Available for sale                    (40,597)           --            --
  Equity securities                          (206)          (33)          764
                                       ___________   ___________   ___________
  Unrealized appreciation (depre-
    ciation) of investments             ($704,643)     $144,376       $59,880
                                       ===========   ===========   ===========















Major categories of net investment income are summarized below:

Year ended December 31                       1994          1993          1992
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities
    Held for investment                  $406,975      $397,912      $330,590
    Available for sale                     71,461            --            --
  Equity securities                           303            45           156
  Mortgage loans on real estate            39,117        28,408        22,615
  Real estate                               3,696         2,696         2,300
  Policy loans                              9,788         9,838         9,944
  Short-term investments                      886           933         1,597
  Other - net                                 801           425         1,187
                                       ___________   ___________   ___________
                                          533,027       440,257       368,389
  Less investment expenses                 (8,616)       (6,188)       (5,956)
                                       ___________   ___________   ___________
  Net investment income                  $524,411      $434,069      $362,433
                                       ===========   ===========   ===========





































 At December 31, 1994 and 1993, the amortized cost, gross unrealized gains and losses, and estimated market value of the company's fixed maturity securities designated as held for investment are as follows:

HELD FOR INVESTMENT
                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1994                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                 $288,914        $2,971      ($13,949)     $277,936
 Other                          3,980            66          (104)        3,942
States, municipalities
 and political
 subdivisions                  15,557            --        (1,128)       14,429
Foreign governments            10,573           719            --        11,292
Public utilities            1,231,799         7,148       (99,517)    1,139,430
Investment grade
 corporate                  1,594,095        33,750       (80,108)    1,547,737
Below investment grade
 corporate                    223,908           477       (19,074)      205,311
Mortgage-backed
 securities                 2,024,281         4,389      (170,091)    1,858,579
Redeemable preferred
 stocks                           691            --          (257)          434
                           ___________   ___________   ___________   ___________
Total held for investment  $5,393,798       $49,520     ($384,228)   $5,059,090
                           ===========   ===========   ===========   ===========
























                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1993                Cost         Gains        Losses         Value
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
                           ===========   ===========   ===========   ===========





























At December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market value of the company's fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1994                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                  $17,817                       ($730)      $17,087
 Other                         30,624                      (1,178)       29,446
Public utilities               70,184          $704        (7,173)       63,715
Investment grade
 corporate                    365,162         9,288       (19,574)      354,876
Below investment grade
 corporate                    199,597           589       (23,417)      176,769
Mortgage-backed
 securities                   135,699         1,926        (1,032)      136,593
                           ___________   ___________   ___________   ___________
Total available for sale     $819,083       $12,507      ($53,104)     $778,486
                           ===========   ===========   ===========   ===========

 No fixed maturity securities were designated as available for sale on December 31, 1993. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates market value for these securities.



























 The amortized cost and estimated market value of fixed maturity securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

HELD FOR INVESTMENT
                                                           Estimated
                                             Amortized        Market
December 31, 1994                                 Cost         Value
_____________________________________________________________________
(Dollars in thousands)
Due in one year or less                           $974          $975
Due after one year through five years           50,130        50,321
Due after five years through ten years         584,859       553,373
Due after ten years                          2,444,640     2,317,906
                                            ___________   ___________
                                             3,080,603     2,922,575
Mortgage-backed securities                   2,313,195     2,136,515
                                            ___________   ___________
Total held for investment                   $5,393,798    $5,059,090
                                            ===========   ===========

AVAILABLE FOR SALE
                                                           Estimated
                                             Amortized        Market
December 31, 1994                                 Cost         Value
_____________________________________________________________________
(Dollars in thousands)
Due after one year through five years          $45,252       $43,509
Due after five years through ten years         149,091       140,687
Due after ten years                            471,224       440,610
                                            ___________   ___________
                                               665,567       624,806
Mortgage-backed securities                     153,516       153,680
                                            ___________   ___________
Total available for sale                      $819,083      $778,486
                                            ===========   ===========
















 The carrying value and market value of mortgage-backed securities, which comprise 40% of the company's investment in fixed maturity securities at December 31, 1994, by type, are as follows:

                                                                   Estimated
                                                   Carrying         Market
December 31, 1994                                     Value          Value
___________________________________________________________________________
(Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
    Very accurately defined maturities              $17,178        $16,167
    Planned amortization class                       79,510         75,774
    Targeted amortization class                      29,258         25,406
    Sequential pay                                   74,006         69,301
    Pass through                                    106,049        108,375
  Private Label CMOs and REMICs:
    Very accurately defined maturities               30,386         29,275
    Planned amortization class                       17,606         17,055
    Targeted amortization class                     451,412        404,187
    Sequential pay                                1,593,798      1,482,757
    Mezzanines                                       38,326         35,103
    Private placements and subordinate issues        29,346         26,795
                                                 ___________    ___________
Total mortgage-backed securities                 $2,466,875     $2,290,195
                                                 ===========    ===========

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At December 31, 1994, unamortized premiums on mortgage-backed securities totaled $4,775,000 and unaccrued discounts on mortgage-backed securities totaled $70,447,000.










 An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                             Gross       Gross      Proceeds
                             Amortized    Realized    Realized          from
                                  Cost       Gains      Losses          Sale
_____________________________________________________________________________
(Dollars in thousands)
Year ended December 31, 1994:
Scheduled principal repayments
 calls and tenders (available
 for sale only):
   Held for investment        $275,480     $11,389        ($25)     $286,844
   Available for sale          167,285       4,877         (11)      172,151
Sales:
   Available for sale           29,526       3,184         (14)       32,696
                            ___________   _________   _________   ___________
Total                         $472,291     $19,450        ($50)     $491,691
                            ===========   =========   =========   ===========


Year ended December 31, 1993:
Scheduled principal
 repayments, calls and
 tenders                      $999,855     $50,924                $1,050,779
Sales                            5,481         284                     5,765
                            ___________   _________   _________   ___________
Total                       $1,005,336     $51,208         $--    $1,056,544
                            ===========   =========   =========   ===========


Year ended December 31, 1992:
Scheduled principal
 repayments, calls and
 tenders                      $537,118     $22,332                  $559,450
Sales                          204,942       5,567    ($17,335)      193,174
                            ___________   _________   _________   ___________
Total                         $742,060     $27,899    ($17,335)     $752,624
                            ===========   =========   =========   ===========

 Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of this change in accounting method was to increase stockholders' equity by $22,516,000, or $0.71 per share at January 1, 1994. The change in unrealized gain or loss included in stockholders' equity, net of adjustments from January 1, 1994 (date of adoption of SFAS No. 115) to December 31, 1994 amounted to $49,009,000 of net depreciation.
 At December 31, 1994, unrealized depreciation of equity securities of $373,000 is comprised solely of gross unrealized depreciation of $198,000 on the company's investment in its registered separate account established in the fourth quarter of 1994 and $175,000 on the company's other equity security.
 The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1994, totaled $239,000 related to one real estate property.
 The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. Effective January 1, 1994, the company recognized a pre-tax loss of $619,000 to write the value of one fixed maturity security down to its estimated fair value of $80,000 pursuant to the requirements of SFAS No. 115. During the year ended December 31, 1993, this security was written down to its estimated net realizable value of $699,000 by a charge to realized losses of $6,443,000. This security was sold in the fourth quarter of 1994 at a nominal gain. During the year ended December 31, 1992, a pre-tax loss of $3,563,000 was recognized to write the carrying value of one fixed maturity investment down to its estimated net realizable value.
 During the year ended December 31, 1994, the company established valuation allowances of $57,000 on one mortgage loan and $959,000 on one real estate property to reduce the carrying value of these investments to their estimated fair value, less costs to sell. During the year ended December 31, 1993, the company recognized a pre-tax loss of $363,000 to reduce the carrying value of one mortgage loan (sold in 1994) and established a valuation allowance of $86,000 on one real estate property to reduce the carrying value of these investments to their estimated fair value, less costs to sell. During the year ended December 31, 1992, the company recognized pre-tax losses of $418,000 on two real estate properties and $1,347,000 on two equity method investments, prior to the investments' actual disposal.
 At December 31, 1994, affidavits of deposits covering bonds with a par value of $1,519,564,000 (1993 - $1,388,913,000), mortgage loans with an unpaid principal balance of $225,404,000 (1993 - $188,464,000) and policy loans with an unpaid balance of $168,653,000 (1993 - $173,097,000) were on deposit with state agencies to meet regulatory requirements. In addition, at December 31, 1994, pursuant to a reinsurance agreement, the company had investments with a carrying value of $84,156,000 (market value of $72,637,000) deposited in a trust for the benefit of the ceding company.
 The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (35% in 1994, 28% in 1993), public utilities
(22% in 1994, 24% in 1993), basic industrials (18% in 1994, 20% in 1993)
and consumer products (13% in 1994, 14% in 1993). Mortgage loans on real estate have been analyzed by geographical locations. Concentrations of mortgage loans are in Pennsylvania (10% in 1994, 7% in 1993), Illinois (9% in 1994, 10% in 1993) and California (8% in 1994, 10% in 1993). There are
no significant concentrations of mortgage loans in any other state or region. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (33% in 1994 and 1993), industrial buildings (25% in 1994, 28% in 1993), multi-family residential buildings (25% in 1994, 19% in 1993) and office buildings (15% in 1994 and 1993). Equity securities, real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.
 No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at December 31, 1994.




4.    FAIR VALUES OF FINANCIAL INSTRUMENTS


 SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires additional disclosures about derivative financial instruments. Most of the company's investments, insurance liabilities and debt, as well as off-balance-sheet items such as loan guarantees, fall within the standards' definition of a financial instrument. Although the company's life insurance liabilities, are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is also provided in order to make the
disclosures more meaningful.   Accounting, actuarial and regulatory bodies
are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the company's business or financial condition based on the information presented herein.
 The company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. These amounts are taken into consideration in the company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. In addition, the company is not currently a party to any financial instruments such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. As such, the company believes that it has reduced the volatility inherent in its "fair value" adjusted stockholders' equity, although such volatility will not be reduced completely. As discussed below, the company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values that are consistent with those obtained through an actuarial appraisal of the company's business or values that might arise in a negotiated transaction.



















 The following compares carrying values as shown for financial reporting purposes with estimated fair values.

December 31                            1994                        1993
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
ASSETS
Balance sheet financial assets:
  Fixed maturities
    Held for investment     $5,393,798    $5,059,090    $5,078,226    $5,407,358
    Available for sale         778,486       778,486            --            --
  Equity securities             22,978        22,978            83            83
  Mortgage loans on real
    estate                     613,208       589,333       346,829       376,967
  Short-term investments        50,975        50,975        67,619        67,619
  Cash and cash equivalents     12,674        12,674         5,190         5,190
  Notes and other
    receivables                119,261       119,261       109,908       109,908
  Separate account assets       84,963        84,963        94,028        94,028
                            ___________   ___________   ___________   ___________
                             7,076,343     6,717,760     5,701,883     6,061,153

Off-balance-sheet financial asset:
  Unrecognized pension
    asset                           --            --            --         9,700
Deferred policy acquisition
  costs and intangible
  assets                       610,231            --       454,526            --
Non-financial assets            92,700        92,700        88,246        88,246
                            ___________   ___________   ___________   ___________
Total assets                $7,779,274    $6,810,460    $6,244,655    $6,159,099
                            ===========   ===========   ===========   ===========





















December 31                            1994                        1993
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Balance sheet financial liabilities:
  Future policy benefits (net of related policy loans):
    Universal life and
      current interest
      products                $390,061      $258,852      $345,592      $207,364
    Annuity products         5,718,888     4,312,559     4,337,968     3,676,263
    Participating life insur-
      ance and dividend
      accumulations            580,043       377,577       572,597       452,010
    Traditional life insurance
      - nonpar                 166,227       114,193       162,253       135,900
                            ___________   ___________   ___________   ___________
                             6,855,219     5,063,181     5,418,410     4,471,537

  Long-term debt                    --            --        50,214        50,714
  Commercial paper notes        90,450        90,450        34,000        34,000
  Separate account
    liabilities                 84,963        84,963        94,028        94,028
                            ___________   ___________   ___________   ___________
                             7,030,632     5,238,594     5,596,652     4,650,279

Off-balance-sheet financial liability:
  Unrecognized pension
    obligation                      --         2,330            --            --
Deferred income taxes on fair
  value adjustments                 --       288,185            --       302,184
Non-financial liabilities      161,312       161,312       120,041       120,041
                            ___________   ___________   ___________   ___________
Total liabilities            7,191,944     5,690,421     5,716,693     5,072,504

Stockholders' equity           587,330     1,120,039       527,962     1,086,595
                            ___________   ___________   ___________   ___________
Total liabilities and
  stockholders' equity      $7,779,274    $6,810,460    $6,244,655    $6,159,099
                            ===========   ===========   ===========   ===========












The following methods and assumptions were used by the company in estimating fair values.

  Fixed maturities: Estimated market values of publicly traded securities are as reported by an independent pricing service. Estimated market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the NAIC.
  Equity securities: Estimated fair values are based upon the latest quoted market prices, where available. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality.
   Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans.
   Short-term investments, cash and cash equivalents, notes and other receivables, commercial paper notes: Carrying values reported in the company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.
   Separate account assets and liabilities: Separate account assets and liabilities are reported at estimated fair value in the company's historical cost basis balance sheet.
   Future policy benefits: Estimated fair values of the company's liabilities for future policy benefits for universal life and current interest products, annuity products, participating life insurance and dividend accumulations and non-par traditional life insurance products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities. Estimated fair values are presented net of the estimated fair value of corresponding policy loans due to the interdependent nature of the cash flows associated with these items.
  Deferred policy acquisition costs and intangible assets: For historical cost purposes, the recovery of policy acquisition costs is based on the realization, among other things, of future interest spreads and gross premiums on in-force business. Because these cash flows are considered in the computation of the future policy benefit cash flows, the deferred policy acquisition cost balance does not appear on the estimated fair value balance sheet. Intangible assets do not appear in the estimated fair value balance sheet because there are no cash flows related to these assets.
  Long-term debt: Estimated fair value of the company's publicly-traded debt issue was based upon quoted market prices at December 31, 1993. These notes were repaid on June 1, 1994. Estimated fair value of the company's subordinated convertible installment notes was assumed to be equal to carrying value at December 31, 1993 since these notes were repaid on January 3, 1994.
   Off-balance-sheet instruments: Estimated fair values of the company's unrecognized pension assets are based upon amounts not recognized in the financial statement pension accruals. The company also has made guarantees on behalf of certain borrowers in the event the borrower is not able to make its principal or interest payments. The company has not provided a fair value liability for these obligations as management believes the value of the collateral underlying the commitments is sufficient.
    Derivative financial instruments: SFAS No. 119 requires disclosures about derivative financial instruments such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. The company was not a party to such derivative financial instruments at any time during 1994.
    Deferred income taxes on fair value adjustments: Deferred income taxes have been reported at the statutory rate for the differences (except for those attributed to permanent differences) between the carrying value and estimated fair value of assets and liabilities set forth herein.
  Non-financial assets and liabilities: Values are presented at historical cost.

 SFAS No. 107 and SFAS No. 119 require disclosure of estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The above presentation should not be viewed as an appraisal as there are several factors, such as the fair value associated with customer or agent relationships and other intangible items, which have not been considered. In addition, interest rates and other assumptions might be modified if an actual appraisal were to be performed. Accordingly, the aggregate estimated fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the company.


































5.  CREDIT ARRANGEMENTS

Long-term debt: In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling approximately $98,826,000, after expenses. The company has contributed
$50 million of the proceeds to its insurance subsidiaries and has applied the remaining net proceeds to the repayment of outstanding commercial paper notes.
Notes payable bearing interest at 9.3% totaling $49,996,000 at December
31, 1993 were repaid on June 1, 1994. Subordinated installment notes bearing interest at 9% totaling $218,000 at December 31, 1993 were repaid on January 3, 1994. Prior to repayment, the subordinated installment notes were convertible, at the option of the holder, into the company's common stock. During the years ended December 31, 1993 and 1992, respectively, 2,642 and 5,380 shares of common stock were issued pursuant to this conversion feature.
 The Industrial Development Revenue Refunding Bonds Series 1983 bearing interest at 9.16% totaling $10,500,000 at December 31, 1992, were repaid on December 1, 1993.

Guarantees of Indebtedness of Others: At December 31, 1994 and 1993, the company had unconditionally guaranteed $25,926,000 and $26,310,000, respectively, in remaining principal amount of notes payable issued by the Walnut Mall Limited Partnership ("WMLP"). Through December 31, 1994, the company received an annual fee of $148,000 for its guarantee. The final payment on this note is due in 1996, although earlier redemption is allowed. The proceeds of the notes were used to partially finance the construction of an office/retail facility in Des Moines, Iowa. Under the original guarantee, the company received a first mortgage on the property, together with guarantees from the partners, to secure its guarantee. Effective January 1, 1995, the partnership was dissolved and the company received a guarantee in full from Midwest Resources Inc., a Des Moines, Iowa based public utility holding company, a former partner, in addition to a first mortgage on a 284,000 square foot office tower, to secure its guarantee. In the event of a default on the notes payable by WMLP, the company would be required to make payments to note holders and seek recourse from Midwest Resources and/or through exercise of its rights as a mortgagee.

Commercial Paper Notes: The company issues commercial paper notes to provide for working capital needs and to provide short term liquidity. This commercial paper program is supported by the company's line of credit discussed below. Commercial paper notes are issued for periods not exceeding 270 days. At December 31, 1994 and 1993, commercial paper notes of $90,450,000 and $34,000,000, respectively, were outstanding under this arrangement at a weighted average interest rate of 6.2% and 3.4%, respectively. At December 31, 1994, the company's commercial paper was rated A1 by Standard and Poor's Corporation, P2 by Moody's Investors Service and D1 by Duff & Phelps Credit Rating Company.

Line of Credit: The company maintains line of credit arrangements with several banks to support its commercial paper notes payable and to provide short-term liquidity. The maximum borrowing allowed under this facility is $249,000,000 (no amounts outstanding at December 31, 1994). A credit line totaling $166,000,000 expires on March 31, 1997 and a credit line totaling $83,000,000 expires on March 30, 1995. The terms of the credit arrangement set limits on debt of the company and its insurance subsidiaries, require maintenance of a minimum level of consolidated tangible net worth and insurance subsidiary statutory capital and surplus and risk-based capital and restrict certain investments.
Interest Rate Swaps: The company had entered into interest rate swap agreements with several banks with a combined notional principal amount of $50,000,000. During August 1993, swap agreements with a combined notional principal amount of $20,000,000 expired and the remaining swap agreements ($30,000,000) were terminated by the company at a cost of $3,011,000.























































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

Year ended December 31                       1994          1993          1992
______________________________________________________________________________
(Dollars in thousands)
Taxes provided in consolidated statements of income on:
  Income from continuing operations
    before equity income (loss) and
    cumulative effect of change in
    accounting principles:
    Current                               $39,762       $49,313       $22,590
    Deferred                               13,159        (1,348)        3,898
                                       ___________   ___________   ___________
                                           52,921        47,965        26,488
  Equity income (loss):
    Current                                   (65)           25           (45)
    Deferred                                   52            43            14
                                       ___________   ___________   ___________
                                              (13)           68           (31)
  Discontinued operations:
    Current                                    --            --         1,651
    Deferred                                   --            --           (92)
                                       ___________   ___________   ___________
                                               --            --         1,559
  Cumulative effect of change in
    accounting principles - deferred           --            --        (2,454)
Taxes provided in consolidated statement
  of changes in stockholders' equity:
  Amounts attributable to stock
   incentive plans - current               (1,309)       (1,377)       (2,190)
  Amounts attributable to unrealized
   gains and losses, less valuation
   allowance of $9,403 in 1994 -
   deferred                                    --            --            --
                                       ___________   ___________   ___________
                                          $51,599       $46,656       $23,372
                                       ===========   ===========   ===========






 Income tax expense (credits) attributed to realized gains and losses on investments amounted to $6,744,000, $14,695,000 and $213,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The effective tax rate on income from continuing operations before income taxes, equity income (loss) and cumulative effect of change in accounting principles is different from the prevailing federal income tax rate as follows:

Year ended December 31                       1994          1993          1992
______________________________________________________________________________
(Dollars in thousands)
Income from continuing operations before
  income taxes, equity income (loss) and
  cumulative effect of change in
  accounting principles                  $151,244      $134,995       $83,744

Income tax at federal statutory rate       52,935        47,248        28,473
Tax effect (decrease) of:
  Taxes provided for IRS examinations          --           200         1,200
  State income taxes, net of federal
    effect                                     79            87        (1,327)
  Change in valuation allowance on
    deferred income tax assets,
    excluding impact on unrealized
    depreciation on equity securities          --            --        (2,544)
  Other items                                 (93)          430           686
                                       ___________   ___________   ___________
Income tax expense                        $52,921       $47,965       $26,488
                                       ===========   ===========   ===========

 The Internal Revenue Service ("IRS") is currently examining the company's consolidated income tax returns for 1990 and 1991. The 1992 and 1993 consolidated income tax returns remain open to examination. Management believes amounts provided for IRS examinations are adequate to settle any adjustments raised by the IRS.
























 The tax effect of temporary differences giving rise to the company's deferred income tax assets at December 31, 1994 and 1993, is as follows:

December 31                                              1994          1993
____________________________________________________________________________
(Dollars in thousands)
Deferred tax assets:
  Writedowns of investments not
    currently deductible for tax                                     $2,255
  Net unrealized depreciation of available for sale
    fixed maturity securities                         $14,339            --
  Future policy benefits                              187,609       149,193
  Accrued dividends                                     4,397         4,515
  Guaranty fund assessment accruals                     5,557         5,258
  Other                                                10,110        14,538
                                                   ___________   ___________
                                                      222,012       175,759
Deferred tax liabilities:
  Deferred policy acquisition costs                  (192,061)     (143,809)
  Prepaid pension costs                               (10,434)       (9,306)
  Other                                               (11,556)      (11,061)
                                                   ___________   ___________
                                                     (214,051)     (164,176)
Valuation allowance, for amounts attributable
  to net unrealized depreciation for assets
  available for sale                                   (9,403)           --
                                                   ___________   ___________
Deferred income tax asset (liability)                 ($1,442)      $11,583
                                                   ===========   ===========

 At December 31, 1994, the company has net operating loss carryforwards of approximately $2.4 million which expire in 2007. These losses relate to the operations of the non-life consolidated group and are only available initially to offset future income generated by the non-life group. The company is subject to limitations with respect to the availability of any remaining amounts that can be utilized to offset income generated by the life insurance subsidiaries. A deferred tax asset has been established for the tax effect of these losses.
 A valuation allowance of $9,403,000 has been established to offset the deferred tax asset related to the unrealized depreciation of assets held in the available for sale account at December 31, 1994.
 Prior to 1984, a portion of Equitable Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account".
The aggregate accumulation in this account at December 31, 1994, was $14,388,000. Should the policyholders' surplus account of Equitable Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Equitable Life to the parent company in excess of $292,045,000 such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $5,036,000 have not been provided on amounts included in this memorandum account since the company contemplates no action and can foresee no events that would create such a tax.
 Deferred income taxes (credits) were also reported on equity income and on the loss from discontinued operations during these periods. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.

7.  EMPLOYEE STOCK AND INCENTIVE COMPENSATION PLANS


 On April 30, 1992, the company's stockholders approved the 1992 Stock Incentive Plan as a successor to the 1982 Stock Incentive Plan. These plans provide for the award of stock options or shares of the company's common stock to key employees through three means: qualified incentive stock options (as defined in the Internal Revenue Code), non-qualified stock options and restricted shares. Shares of common stock may be awarded under the 1982 plan for outstanding stock options granted prior to adoption of the 1992 plan. Under the 1992 plan an initial base of 2,240,000 shares of common stock may be awarded with automatic increases of 7.5% for shares issued after April 30, 1992. At December 31, 1994, the company has reserved 3,094,135 shares (3,292,125 shares at January 1, 1994) of its common stock for future issuances under these plans.
 After giving effect for the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992, stock option transactions under these plans are summarized as follows:

                                                           Option Price
                                   Number      _____________________________
                                  of Shares       Per Share           Total
____________________________________________________________________________
(Dollars in thousands, except per share data)
Balance at January 1, 1992        1,478,492     $3.71 - $7.56        $8,345
  Granted during 1992               216,800     11.88 - 12.00         2,575
  Exercised during 1992            (613,932)     3.71 -  7.06        (3,228)
  Terminated during 1992            (12,760)     4.97 - 11.88           (98)
                                 ___________                     ___________
Balance at December 31, 1992      1,068,600      4.97 - 12.00         7,594
  Granted during 1993               238,000     25.75 - 36.75         6,304
  Exercised during 1993            (195,300)     5.22 - 12.00        (1,141)
  Terminated during 1993            (21,400)     4.97 - 25.75          (325)
                                 ___________                     ___________
Balance at December 31, 1993      1,089,900      4.97 - 36.75        12,432
  Granted during 1994               202,500     32.50 - 34.50         6,588
  Exercised during 1994            (154,705)     4.97 - 25.75          (938)
  Terminated during 1994            (20,420)     4.97 - 32.50          (369)
                                 ___________                     ___________
Balance at December 31, 1994      1,117,275    $4.97 - $36.75       $17,713
                                 ===========                     ===========

Exercisable at December 31:
  1993                              191,340    $5.22 -  $7.56        $1,166
  1994                              252,515     4.97 -   7.56         1,562

Became exercisable during:
  1992                              328,100    $4.97 - $12.00        $1,887
  1993                              223,740      5.31 -  7.56         1,341
  1994                              215,880      4.97 - 25.75         1,334

 The non-qualified stock options are compensatory, and require the accrual of compensation expense over the period of service from the date the options are granted until they become fully exercisable if market values exceed the option price on the measurement date. During the years ended December 31, 1994, 1993 and 1992, compensation expense of $16,000, $89,000 and $188,000, respectively, was recognized related to these options.

 Shares of common stock issued under the company's stock incentive plans are set forth in the following table:

Year ended December 31                   1994        1993        1992
_______________________________________________________________________
Issued:
  Exercise of stock options            154,705     195,300     613,932
  Restricted stock grants               47,752      35,770      16,000
  Discretionary stock awards               570         750       1,020
                                     __________  __________  __________
                                       203,027     231,820     630,952
Restricted shares forfeited             (1,323)     (5,628)     (5,412)
Shares received as consideration       (36,252)    (18,888)    (64,456)
                                     __________  __________  __________
Net issuance of common stock           165,452     207,304     561,084
                                     ==========  ==========  ==========

     Note: 1992 adjusted for 2-for-1 stock split payable June 1, 1993 to holders of record on May 12, 1993.

 Shares of restricted common stock awarded (see table) to certain key employees and directors are subject to forfeiture to the company should the individuals terminate their relationship with the company for reasons other than death, permanent disability or change in company control prior to full vesting. Shares granted to key employees generally vest by the fifth anniversary of grant. Shares granted to directors vest equally on the first, second and third anniversaries of grant. The company amortizes as compensation expense the market value on date of grant ($1,661,000 in 1994, $997,000 in 1993 and $190,000 in 1992) of the restricted stock using the straight-line method over the vesting periods. Compensation expense recognized during the years ended December 31, 1994, 1993 and 1992 aggregated $1,161,000, $607,000 and $495,000, respectively.
 The company has a discretionary stock award plan under which employees are awarded shares of stock for superior performance. During the years ended December 31, 1994, 1993 and 1992, awards of shares of the company's common stock under this plan (see table) resulted in charges to income of $19,000, $19,000 and $11,000, respectively.
 Equitable Life sponsors a long-term incentive compensation plan which allows certain agents to earn units equal to shares of the company's common stock based on personal production and the maintenance of specific levels of assets under management. This program resulted in (income)/expense of $(129,000), $926,000 and $855,000 in the years ended December 31, 1994,
1993 and 1992, respectively.














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

December 31                                                 1994         1993
______________________________________________________________________________
(Dollars in thousands)
Accumulated benefit obligation, including vested
  benefits of $48,232 in 1994 and $49,726 in 1993        $49,033      $50,691
                                                      ===========  ===========

Plan assets at fair value, primarily bonds, common
  stocks (including 600,000 shares in 1994 and 1993
  of the company's common stock), mortgage loans
  and short-term investments                             $82,161      $94,028
Projected benefit obligation for service rendered
  to date                                                 54,909       57,771
                                                      ___________  ___________

Plan assets in excess of projected benefit obligation     27,252       36,257
Unrecognized net (gain) loss from past experience
  different from that assumed and effects of
  changes in assumptions                                   6,053       (5,867)
Prior service cost not yet recognized                        797          675
Unrecognized net asset at the transition date, net
  of amortization                                         (3,484)      (4,498)
                                                      ___________  ___________
Prepaid pension cost                                     $30,618      $26,567
                                                      ===========  ===========

Net periodic pension benefit included the following components:

Year ended December 31                          1994         1993         1992
_______________________________________________________________________________
(Dollars in thousands)
Actual return on plan assets                 ($8,581)     $14,626      $13,595
Service cost-benefits earned during
  the period                                  (1,411)      (1,092)        (993)
Interest cost on projected benefit
  obligation                                  (4,097)      (3,831)      (3,480)
Net amortization and deferral                 18,068       (5,525)      (5,404)
                                          ___________  ___________  ___________
Net periodic pension benefit                  $3,979       $4,178       $3,718
                                          ===========  ===========  ===========

 The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.0% and 5.0%, respectively, at December 31, 1994, and 7.0% and 5.0%, respectively, at December 31, 1993. The average expected long term rate of return on plan assets was 8.0% in 1994 and 8.5% in 1993 and 1992.
 In addition to the company's defined benefit pension plan, the company sponsors plans that provide postretirement medical and group term life insurance benefits to full-time employees and agents who had worked for the company for five years and attained age 55 as of January 1, 1992. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates that the company's contributions will increase annually by the lesser of the health care inflation rate or 3%, with increases in excess of these amounts borne by the employee or agent. All costs for group term life insurance benefits are funded on a pay-as-you-go (cash) basis by the company.
 In 1992, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The company elected to recognize the accumulated postretirement benefit obligation as of January 1, 1992, as a one-time charge to earnings which has been treated as a cumulative effect of change in accounting principle. The cumulative effect adjustment aggregated $4,678,000, or $(0.16) per share, after a deferred tax benefit of $2,454,000 and is reflected in the 1992 consolidated statement of income.
 The company has chosen not to fund any amounts in excess of current benefits. The following table sets forth the amounts recognized in the company's consolidated balance sheet:

December 31                                                 1994
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:

  Retirees                                        $3,430    $1,962    $5,392
  Fully eligible active plan participants          1,026       160     1,186
  Other active plan participants                   1,247        85     1,332
                                                _________ _________ _________
Accumulated postretirement benefit obligation
  in excess of plan assets                         5,703     2,207     7,910
Prior service cost not yet recognized in net
  post-retirement benefit cost                       417       113       530
Unrecognized net gain                                (81)      (37)     (118)
                                                _________ _________ _________
Accrued postretirement benefit cost               $6,039    $2,283    $8,322
                                                ========= ========= =========






December 31                                                 1993
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:

  Retirees                                        $3,369    $2,052    $5,421
  Fully eligible active plan participants          1,022       227     1,249
  Other active plan participants                   1,768       231     1,999
                                                _________ _________ _________
Accumulated postretirement benefit obligation
  in excess of plan assets                         6,159     2,510     8,669
Prior service cost not yet recognized in net
  post-retirement benefit cost                        --        --        --
Unrecognized net gain                               (433)     (205)     (638)
                                                _________ _________ _________
Accrued postretirement benefit cost               $5,726    $2,305    $8,031
                                                ========= ========= =========

Net periodic postretirement benefit costs include the following components:

Year ended December 31, 1994
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Service cost                                        $280       $12      $292
Interest cost                                        410       167       577
Net amortization of prior service cost and
  amortization of unrecognized loss                  (28)       (8)      (36)
                                                _________ _________ _________
Net periodic postretirement benefit cost            $662      $171      $833
                                                ========= ========= =========

Year ended December 31, 1993
_____________________________________________________________________________
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
                                                ========= ========= =========




Year ended December 31, 1992
_____________________________________________________________________________
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
                                                ========= ========= =========


 The weighted-average annual assumed rate of increase in the per capita cost of health care benefits (i.e. health care cost trend rate) used in determining the actuarial present value of the accumulated postretirement benefit obligation was 13.5% at December 31, 1994 and 14.5% at December 31, 1993 for employees under 65 and 9.0% at December 31, 1994 and 9.5% at December 31, 1993 for employees over 65, with the rates for both groups to be graded down to 5.5% for 2005 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care trend rates by one percent would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $671,000 and net periodic postretirement benefit costs for the year ended December 31, 1994 by $109,000. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% at December 31, 1994 and 7.0% at December 31, 1993.
 The company also sponsors an unfunded deferred compensation plan providing
benefits to certain former employees.   The company recognized benefits of
$38,000, $44,000 and $24,000 during the years ended December 31, 1994, 1993 and 1992, respectively, in connection with this plan.
 The company sponsors pension plans for its employees which are qualified under Internal Revenue Code Section 401(k). Employees may contribute a portion of their annual salary, subject to limitation, to the plans. The company contributes an additional amount, subject to limitation, based on the voluntary contribution of the employee. Company contributions charged to expense with respect to these plans during the years ended December 31, 1994, 1993 and 1992 were $333,000, $287,000 and $234,000, respectively.
 Equitable Life has non-contributory self-insured defined contribution pension plans for its agents. Contributions charged to expense under these plans during the years ended December 31, 1994, 1993 and 1992 amounted to $389,000, $566,000 and $596,000, respectively.
 Certain assets related to these plans are on deposit with Equitable Life and amounts relating to these plans are included in these consolidated financial statements.






9.  DISCONTINUED OPERATIONS

 On April 29, 1992, the company and its former retail subsidiary, Younkers, Inc. completed a public offering in which the company sold all of its 4,703,555 shares of Younkers' common stock. The consolidated financial statements of the company have been restated to report the operating results of retail operations as discontinued operations.
 Income from discontinued operations for 1992 includes retail sales to the measurement date of $83,815,000. The loss from discontinued operations in 1992 prior to the measurement date is due to the seasonal nature of the retail business. The sale of the company's retail operations resulted in a pre-tax gain of $8,897,000 ($5,106,000, or $0.18 per share, after tax).
Proceeds to the company from the sale, net of commissions and expenses, were $54,938,000.














































10.  COMMITMENTS AND CONTINGENCIES


 In the normal course of business, the company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers.
Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $500,000 of coverage per individual life. The company does not use financial or surplus relief reinsurance. At December 31, 1994, life insurance in force ceded on a consolidated basis amounted to $1,421,608,000, or approximately 14.0% of total life insurance in force.
 Reinsurance contracts do not relieve the company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions and limits its exposure to any one reinsurer. At December 31, 1994, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $11,986,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $9,871,000 at December 31, 1994 for reserve credits on reinsured policies. This
"gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $5,916,000, $5,653,000 and $5,845,000 and insurance benefits have been reduced by $5,310,000, $3,498,000 and $3,554,000 in 1994,
1993 and 1992, respectively, as a result of the cession agreements. The amount of reinsurance assumed is not significant.
 Assessments are, from time to time, levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Based upon information currently available, the company believes that it is probable that these insolvencies will result in future assessments which will be material to the company's financial statements. The company regularly reviews its reserve for these insolvencies and updates its reserve based on new information or as new insolvencies occur. Accordingly, the company accrued and charged to expense an additional $1,763,000 and $2,109,000 during 1994 and 1993, respectively. At December 31, 1994, the company has reserved
$15,597,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $11,096,000 for items expected to be recoverable through future premium tax offsets. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset.
 The company leases its home office space and certain other equipment under operating leases which expire through 1999. During the years ended December
31, 1994, 1993 and 1992, rent expense totaled $1,998,000, $1,831,000 and
$2,294,000, respectively. At December 31, 1994, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 1995- $2,437,000; 1996 - $2,173,000; 1997 - $1,485,000;
1998 - $1,408,000 and 1999 - $231,000.
 At December 31, 1994, outstanding commitments to fund mortgage loans on real estate totaled $49,304,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $16,572,000 at December 31, 1994.

























































11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND DIVIDENDS
     PAID

Quarter ended               March 31     June 30    September 30  December 31
______________________________________________________________________________
(Dollars in thousands, except per share data)
1994:
Premiums and other revenue    $32,718      $33,892      $31,118       $29,521
Investment income - net       119,901      125,398      137,263       141,849
Net income                     22,602       26,013       24,721        24,948

Net income per share             0.72         0.82         0.78          0.79

Dividends per common share      0.105         0.12         0.12          0.12


1993:
Premiums and other revenue    $31,242      $33,204      $32,164       $42,289
Investment income - net       101,536      106,068      109,594       116,871
Net income                     20,306       20,707       20,352        25,791

Net income per share             0.70         0.71         0.70          0.84

Dividends per common share       0.09        0.105        0.105         0.105

 Per share amounts for the quarter ended March 31, 1993 have been restated to reflect the 2-for-1 stock splits as of May 12, 1993.

 Insurance revenues and profitability are typically not seasonal in nature. However, the recognition of realized gains and losses on investments may vary from quarter to quarter. During 1994, the company recognized pre-tax realized gains of: first quarter - $6,009,000; second quarter - $7,705,000; third quarter - $3,343,000 and fourth quarter - $2,640,000.
During 1993, the company recognized pre-tax realized gains of: first quarter - $7,642,000; second quarter - $8,835,000; third quarter - $8,229,000 and fourth quarter - $17,279,000.





















REPORT OF INDEPENDENT AUDITORS
_____________________________________________________________________________

The Board of Directors and Stockholders
Equitable of Iowa Companies

     We have audited the accompanying consolidated balance sheets of Equitable of Iowa Companies and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable of Iowa Companies and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     As discussed in Notes 3 and 8 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities and, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.

                                   s/Ernst & Young LLP


Des Moines, Iowa
February 7, 1995


















MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
_____________________________________________________________________________

  The accompanying financial statements of Equitable of Iowa Companies have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and are not misstated due to material error or fraud. These statements include some amounts that are based upon management's best estimates and judgements. Financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.
  In meeting its responsibility for the integrity of the financial statements, management relies on the company's system of internal control. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto.
  The company's financial statements have been audited by Ernst & Young LLP, independent auditors. In connection with this audit, Ernst & Young LLP performed examinations in accordance with generally accepted auditing standards, which include a review of the system of internal control and assurance that the financial statements are fairly presented. Management has made pertinent records available to Ernst & Young LLP and, furthermore, believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.



s/ Fred S. Hubbell
FRED S. HUBBELL
Chief Executive Officer


s/ Paul E. Larson
PAUL E. LARSON
Chief Financial Officer


s/ David A. Terwilliger
DAVID A. TERWILLIGER
Chief Accounting Officer


















ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
























































PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers on pages 3 through 6 and on page 19 of the Proxy Statement for the annual meeting of shareholders to be held April 27, 1995 ("Proxy Statement") is incorporated herein by reference.


ITEM 11.  Executive Compensation

Executive compensation information on pages 8 through 19 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership information on pages 2 and 7 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions on page 18 of the Proxy Statement is incorporated herein by reference.


































PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)  Financial statements and schedules

The following consolidated financial statements of Equitable of Iowa Companies and subsidiaries are included in Item 8:

  Consolidated balance sheets - December 31, 1994 and 1993
  Consolidated statements of income - Years ended December 31, 1994, 1993 and
    1992
  Consolidated statements of changes in stockholders' equity - Years ended
    December 31, 1994, 1993 and 1992
  Consolidated statements of cash flows - Years ended December 31, 1994, 1993 and 1992

  Notes to consolidated financial statements

The following consolidated financial statement schedules of Equitable of Iowa Companies and Subsidiaries are included in Item 14(d):

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

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1994.

















ITEM 14(d).  Schedules

                                SCHEDULE I
                         SUMMARY OF INVESTMENTS
               OTHER THAN INVESTMENTS IN RELATED PARTIES
                         (Dollars in thousands)

                                                                      Balance
                                                                       Sheet
December 31, 1994                         Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, held for investment:
  Bonds:
    United States Government and governmental
      agencies and authorities            $292,894      $281,878      $292,894
    States, municipalities and
      political subdivisions                15,557        14,429        15,557
    Foreign governments                     10,573        11,292        10,573
    Public utilities                     1,231,799     1,139,430     1,231,799
    Investment grade corporate           1,594,095     1,547,737     1,594,095
    Below investment grade corporate       223,908       205,311       223,908
    Mortgage-backed securities           2,024,281     1,858,579     2,024,281
  Redeemable preferred stocks                  691           434           691
                                        ___________   ___________   ___________
Total fixed maturities, held for
  investment                             5,393,798     5,059,090     5,393,798

Fixed maturities, available for sale:
  Bonds:
    United States Government and governmental
      agencies and authorities              48,441        46,533        46,533
    Public utilities                        70,184        63,715        63,715
    Investment grade corporate             365,162       354,876       354,876
    Below investment grade corporate       199,597       176,769       176,769
    Mortgage-backed securities             135,699       136,593       136,593
                                        ___________   ___________   ___________
Total fixed maturities, available
  for sale                                 819,083       778,486       778,486

Equity securities:
  Common stocks:  industrial, miscel-
    laneous and all other                   23,351        22,978        22,978

Mortgage loans on real estate              613,208                     613,208
Real estate:
  Investment properties                      3,904                       3,904
  Acquired in satisfaction of debt          11,764                      11,764
                                        ___________                 ___________
Total real estate                           15,668                      15,668

Policy loans                               176,448                     176,448
Short-term investments                      50,975                      50,975
                                        ___________                 ___________
Total investments                       $7,092,531                  $7,051,561
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

Note 2: Original cost and amortized cost of investments have been adjusted to reflect other than temporary declines in value by charges to income as follows. Mortgage loans on real estate: 1994 - $57,000. Real estate: 1994 - $959,000; 1991 - $123,000 and 1990 - $992,000.
















































                                  SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                 (Dollars in thousands, except per share data)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial        The company has guaranteed certain
statements should be read in                indebtedness of subsidiaries.
conjunction with the consolidated           Additionally, the company has
financial statements and notes              issued commercial paper and also
thereto of Equitable of Iowa Companies      maintains lines of credit with
and subsidiaries.                           various banks.  See Note 5 to notes
                                            to consolidated financial
                                            statements.

BALANCE SHEETS

December 31                                              1994          1993
_______________________________________________________________________________
ASSETS
Cash and cash equivalents                                    $53          $162
Investments, principally short-term investments            2,086         7,145
Due from subsidiaries*                                        --         9,128
Notes and other receivables                                   --             1
Property and equipment, less allowances for depreciation
  of $20 in 1994 and $19 in 1993                              --             2
Current income taxes recoverable                          14,491            --
Other assets                                                 444           870
                                                      ___________   ___________
                                                          17,074        17,308
Investments in subsidiaries*                             675,696       601,714
                                                      ___________   ___________
Total assets                                            $692,770      $619,022
                                                      ===========   ===========






















                                  SCHEDULE III
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                 (Dollars in thousands, except per share data)

BALANCE SHEETS - CONTINUED

December 31                                              1994          1993
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Current income taxes payable                                          $2,293
  Deferred income taxes                                   $3,527           182
  Long-term debt                                              --        50,214
  Commercial paper notes                                  90,450        34,000
  Other liabilities                                        2,460         3,230
  Due to subsidiaries*                                     9,003         1,141
                                                      ___________   ___________
Total liabilities                                        105,440        91,060

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, without par value -
    authorized 2,500,000 shares                               --            --
  Common stock, without par value (stated
    value $1.00 per share) - authorized
    70,000,000 shares in 1994 and 1993,
    issued and outstanding 31,677,891
    shares in 1994 and 31,504,586 shares
    in 1993                                               31,678        31,505
  Additional paid-in capital                              78,661        75,841
  Unrealized appreciation (depreciation) of
    fixed maturities                                     (26,493)           --
  Unrealized appreciation (depreciation) of
    equity securities                                       (373)         (167)
  Retained earnings                                      505,622       422,093
  Unearned compensation (deduction)                       (1,765)       (1,310)
                                                      ___________   ___________
Total stockholders' equity                               587,330       527,962
                                                      ___________   ___________
Total liabilities and stockholders' equity              $692,770      $619,022
                                                      ===========   ===========

*Eliminated in consolidation.












                                  SCHEDULE III
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                 (Dollars in thousands, except per share data)

STATEMENTS OF INCOME

Year ended December 31                     1994          1993          1992
_______________________________________________________________________________
Revenues:
  Investment income (including interest
    and fees received from subsidiaries*
    of $2,068 in 1994, $456 in 1993 and
    $994 in 1992)                           $2,788        $1,462        $2,472
  Realized gains (losses) on
    investments                                 --        (3,011)          115
                                        ___________   ___________   ___________
                                             2,788        (1,549)        2,587
Expenses:
  Interest                                   7,880         9,502         9,761
  General and administrative                 1,039           935         4,809
                                        ___________   ___________   ___________
                                             8,919        10,437        14,570
                                        ___________   ___________   ___________

Loss from continuing operations before
  intercompany tax benefit, equity
  in income of subsidiaries and
  cumulative effect of change in
  accounting principles                     (6,131)      (11,986)      (11,983)
Intercompany income tax benefit             (1,819)       (3,646)       (3,900)
                                        ___________   ___________   ___________
                                            (4,312)       (8,340)       (8,083)

Equity in income of subsidiaries'
  continuing operations before
  cumulative effect of change in
  accounting principles*                   102,596        95,496        65,343
                                        ___________   ___________   ___________

Income from continuing operations
  before cumulative effect of
  change in accounting principles           98,284        87,156        57,260














                                  SCHEDULE III
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                 (Dollars in thousands, except per share data)

STATEMENTS OF INCOME - CONTINUED

Year ended December 31                     1994          1993          1992
_______________________________________________________________________________
Discontinued operations:
  Loss from retail operations,
    net of related income taxes                 --            --        (3,182)
  Gain on disposal of retail operations,
    net of related income taxes                 --            --         5,106
                                        ___________   ___________   ___________
                                                --            --         1,924
                                        ___________   ___________   ___________

Income before cumulative effect of
  change in accounting principles           98,284        87,156        59,184

Cumulative effect on prior years (to
  December 31, 1991) of change in
  method of accounting for postre-
  tirement benefits, net of related
  income tax benefit                            --            --        (4,678)
                                        ___________   ___________   ___________
Net income                                 $98,284       $87,156       $54,506
                                        ===========   ===========   ===========


*Eliminated in consolidation.
























                                  SCHEDULE III
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                             (Dollars in thousands)

STATEMENTS OF CASH FLOWS

Year ended December 31                     1994          1993          1992
_______________________________________________________________________________
OPERATING ACTIVITIES
Income from continuing operations          $98,284       $87,156       $52,582
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Changes in other assets, other lia-
      bilities and accrued income taxes      1,223        (3,690)        6,675
    Provision for depreciation and
      amortization                           1,111           785           793
    Provision for deferred income taxes      3,345         1,821        (1,519)
    Equity in earnings of subsidiaries    (102,596)      (95,496)      (57,640)
    Realized (gains) losses on                  --         3,011        (5,221)
      investments
Discontinued operations - Net income            --            --         1,924
      Adjustment to reconcile net income
        to net cash provided by (used in)
        discontinued operations                 --            --        (3,792)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  operating activities                       1,367        (6,413)       (6,198)


INVESTING ACTIVITIES
Sale of equity securities                       --            --           469
Sale of real estate                             --            --           360
Sale of short-term investments - net         5,059        37,432            --
Acquisition of fixed maturity invest-
  ments                                         --        (3,011)           --
Acquisition of short-term investments
  - net                                         --            --       (44,577)
Proceeds from sale of subsidiary                --            --        54,938
Capital contribution to subsidiary             (25)      (90,000)      (10,000)
Cash dividends received from sub-            1,940         1,616        17,865
  sidiaries
Repayments of notes receivable           1,053,747       594,532        47,753
Issuance of notes receivable            (1,053,746)     (594,494)      (47,779)
Sales of property and equipment                  1           459           201
Purchases of property and equipment             --            --           (80)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  investing activities                       6,976       (53,466)       19,150







                                  SCHEDULE III
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                 EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                             (Dollars in thousands)

STATEMENTS OF CASH FLOWS - CONTINUED

Year ended December 31                     1994          1993          1992
_______________________________________________________________________________
FINANCING ACTIVITIES
Proceeds from long-term debt                    --            --           266
Repayments of long-term debt               (50,214)      (10,520)          (68)
Issuance (repayment) of commercial
  paper - net                               56,450         5,226        (6,026)
Issuance of common stock under primary
  stock offering                                --        76,264            --

Issuance of common stock under stock
  plans and upon debt conversion                67           861         3,158
Cash dividends paid                        (14,755)      (12,071)      (10,092)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  financing activities                      (8,452)       59,760       (12,762)
                                        ___________   ___________   ___________
Increase (decrease) in cash and cash
  equivalents                                 (109)         (119)          190
Cash and cash equivalents at beginning
  of year                                      162           281            91
                                        ___________   ___________   ___________
Cash and cash equivalents at end of year       $53          $162          $281
                                        ===========   ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $7,649       $10,403        $8,570
  Income taxes, net of amounts received
    from subsidiaries                       (6,662)       (1,862)       (6,540)



















                               SCHEDULE V
                   SUPPLEMENTARY INSURANCE INFORMATION
                         (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E        F
_______________________________________________________________________________
                                            Future
                                            Policy              Other
                                  De-    Benefits,             Policy
                               ferred      Losses,             Claims   Insur-
                               Policy       Claims      Un-       and     ance
                               Acqui-          and   earned     Bene-  Premiums
                               sition         Loss  Revenue      fits      and
Segment                         Costs     Expenses  Reserve   Payable  Charges
_______________________________________________________________________________
Year ended December 31, 1994:
  Life insurance             $607,626   $7,014,207  $14,317    $7,785  $90,032

Year ended December 31, 1993:
  Life insurance              451,180    5,578,085   14,451     5,765   81,151

Year ended December 31, 1992:
  Life insurance              356,105    4,403,513   12,899     3,310   73,434

          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J        K
_______________________________________________________________________________

                                                    Amorti-
                                          Benefits   zation
                                           Claims,       of
                                            Losses  Deferred
                                  Net          and   Policy     Other
                              Invest-      Settle-   Acqui-    Opera-
                                 ment         ment  sitions      ting  Premiums
Segment                        Income     Expenses    Costs  Expenses  Written
_______________________________________________________________________________
Year ended December 31, 1994:
  Life insurance             $524,411     $414,450  $50,921   $17,128       --

Year ended December 31, 1993:
  Life insurance              434,069      358,172   42,078    20,185       --

Year ended December 31, 1992:
  Life insurance              362,433      316,026   20,176    18,179       --








                               SCHEDULE VI
                               REINSURANCE
              EQUITABLE OF IOWA COMPANIES AND SUBSIDIARIES
              (Dollars in thousands, except per share data)

Column A                 Column B     Column C  Column D    Column E   Column F
________________________________________________________________________________
                                                                      Percentage
                                      Ceded to   Assumed              of Amount
                            Gross        Other  from Other       Net    Assumed
                           Amount    Companies  Companies     Amount     to Net
________________________________________________________________________________
Year ended December 31, 1994:
  Life insurance in
    force             $10,146,940   $1,421,608    $   --  $8,725,332         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $95,821       $5,916      $127     $90,032         --
                      ============ ============ ========= =========== ==========
Year ended December 31, 1993:
  Life insurance in
    force              $9,617,881   $1,326,020    $   --  $8,291,861         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $86,615       $5,653      $189     $81,151         --
                      ============ ============ ========= =========== ==========
Year ended December 31, 1992:
  Life insurance in
    force              $8,927,326   $1,242,003    $   --  $7,685,323         --
                      ============ ============ ========= =========== ==========
  Insurance premiums
    and charges           $78,639       $5,845      $640     $73,434          1%
                      ============ ============ ========= =========== ==========
























                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        EQUITABLE OF IOWA COMPANIES
                               (Registrant)


Dated March 8, 1995



                                 By s/ Frederick S. Hubbell
                                 ______________________________________
                                 Frederick S. Hubbell
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                        Title
        __________                        _____

s/Frederick S. Hubbell          Chairman of the Board,
______________________            President, Chief
Frederick S. Hubbell              Executive Officer
(principal executive officer)     and Director


s/Paul E. Larson                Executive Vice President
______________________            and Chief Financial
Paul E. Larson                    Officer
(principal financial officer)                                    March 8, 1995

s/David A. Terwilliger          Vice President and
______________________            Controller
David A. Terwilliger
(principal accounting officer)


s/Richard B. Covey              Director
______________________
Richard B. Covey


s/Doris M. Drury                Director
______________________
Doris M. Drury


s/James L. Heskett              Director
______________________
James L. Heskett


        Signatures                        Title
        __________                        _____



s/Richard S. Ingham, Jr.        Director
______________________
Richard S. Ingham, Jr.


s/Robert E. Lee                 Director
______________________
Robert E. Lee


s/James E. Luhrs                Director
______________________
James E. Luhrs

                                                                 March 8, 1995
s/Jack D. Rehm                  Director
______________________
Jack D. Rehm


s/Thomas N. Urban               Director
______________________
Thomas N. Urban


______________________          Director
Hans F. E. Wachtmeister


s/Richard S. White              Director
______________________
Richard S. White























                                  INDEX

                  Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1994
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                  Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1994
                       EQUITABLE OF IOWA COMPANIES

                                                                   Page Number


      (vii) Key Employee Incentive Plan filed as Exhibit 10(g) to Form 10-K for the year ended December 31, 1992, is incorporated
             by reference                                               --

     (viii)  1992 Stock Incentive Plan, as amended, Registration
             Statement No. 33-57492 filed as Exhibit 10(i) to Form
             10-Q for the period ended March 31, 1993, is incorporated
             by reference                                               --

       (ix)  James E. Luhrs Consulting Agreement filed as Exhibit
             10(j) to Form 10-Q for the period ended June 30, 1992,
             is incorporated by reference                               --

             * Management contracts or compensation plans required to
               be filed as an Exhibit pursuant to Item 14(c) of Form
               10(K).

11   Statement re: Computation of Per Share Earnings                    --

21   Subsidiaries List                                                  --

23   Consent of Experts and Counsel

     (a) Consent of independent auditors                                --
     (b) Consent of counsel (not required)                              --

27   Financial Data Schedule (electronic filing only)                   --

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November
     11, 1991, is incorporated by reference                             --