Form 10-Q
period 1995-03-31
EQUITABLE OF IOWA COMPANIES
filed 1995-05-01
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 1995

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,631,869 shares of Common Stock as of April 27, 1995.

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                               FOR THE THREE MONTHS ENDED
                                            March 31, 1995     March 31, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Universal life and annuity product
  charges                                         $12,510             $10,504
 Traditional life insurance premiums               11,295              11,810
 Net investment income                            148,246             119,901
 Realized gains on investments                        113               6,009
 Other income                                       6,534               4,395
                                           _______________    ________________
                                                  178,698             152,619
BENEFITS AND EXPENSES:
  Universal life and investment product benefits:
   Interest credited to account balances           93,166              72,837
   Benefit claims incurred in excess of
    account balances                                2,040               1,515
  Traditional life insurance benefits:
   Death benefits                                   7,109               6,622
   Other benefits                                   8,133               7,635
  Increase in future policy benefits:
   Life and annuity                                 2,177               1,135
   Other contracts                                    332                 205
  Distributions to participating
   policyholders                                    6,242               6,074
  Underwriting, acquisition and insurance expenses:
   Commissions                                     41,799              30,568
   General expenses                                11,071               9,306
   Insurance taxes                                  2,799               2,245
   Policy acquisition costs deferred              (51,455)            (36,429)
   Amortization of deferred policy
    acquisition costs                              14,471              11,020
                                           _______________    ________________
                                                  137,884             112,733

Interest expense                                    2,021               2,190
Other expenses                                      2,119               2,830
                                           _______________    ________________
                                                  142,024             117,753
                                           _______________    ________________
                                                   36,674              34,866



Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                               FOR THE THREE MONTHS ENDED
                                            March 31, 1995     March 31, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)

Income taxes (credit):
 Current                                           $8,607             $10,959
 Deferred                                           4,268               1,193
                                           _______________    ________________
                                                   12,875              12,152
                                           _______________    ________________
                                                   23,799              22,714
Equity loss, net of related tax benefit
  of $3 in 1995 and $52 in 1994                        (5)               (112)
                                           _______________    ________________
         NET INCOME                               $23,794             $22,602
                                           ===============    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1995 - 31,663,427;
    1994 - 31,529,538):                             $0.75               $0.72
                                           ===============    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.12              $0.105



























 Consolidated Balance Sheets (Unaudited):

                                            March 31, 1995    December 31, 1994
                                           _______________    _________________
                                                 (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1995 - $5,228,261;
    1994 - $5,059,090)                         $5,351,332           $5,393,798
  Available for sale, at market
   (cost:  1995 - $1,208,017;
   1994 - $819,083)                             1,206,123             $778,486
 Equity securities, at market
   (cost:  1995 - $23,349; 1994 - $23,351)         23,664               22,978
 Mortgage loans on real estate                    691,080              613,208
 Real estate, less allowances for
  depreciation of $4,670 in 1995
  and $4,659 in 1994                               15,160               15,668
 Policy loans                                     178,110              176,448
 Short-term investments                            25,286               50,975
                                           _______________    _________________
  TOTAL INVESTMENTS                             7,490,755            7,051,561

Cash and cash equivalents                          11,434               12,674

Securities and indebtedness of
 related parties                                   11,126               11,034

Accrued investment income                         110,634              105,959

Notes and other receivables                        22,367               23,173

Deferred policy acquisition costs                 631,678              607,626

Property and equipment, less
 allowances for depreciation of
 $7,481 in 1995 and $6,795 in 1994                  7,733                7,843

Current income taxes recoverable                    8,601               14,491

Intangible assets                                   3,717                2,605

Other assets                                       41,720               43,664

Separate account assets                           100,128               84,963
                                           _______________    _________________
   TOTAL ASSETS                                $8,439,893           $7,965,593
                                           ===============    =================






Consolidated Balance Sheets (Unaudited):

                                            March 31, 1995    December 31, 1994
                                           _______________    _________________
                                                 (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Universal life and investment products       $6,573,894           $6,237,107
  Traditional life insurance products             779,172              777,100
  Unearned revenue reserve                         13,867               14,317
 Other policy claims and benefits                   8,063                7,785
                                           _______________    _________________
                                                7,374,996            7,036,309
Other policyholders' funds:
 Supplementary contracts without
  life contingencies                               12,591               12,224
 Advance premiums and other deposits                  807                  790
 Accrued dividends                                 12,699               12,761
                                           _______________    _________________
                                                   26,097               25,775

Deferred income taxes                               5,909                1,442

Notes and loans payable:
 Commercial paper notes                            72,200               90,450
 Long-term debt                                   100,000                  --
                                           _______________    _________________
                                                  172,200               90,450

Other liabilities                                 127,063              139,324
Separate account liabilities                      100,128               84,963
                                           _______________    _________________
   TOTAL LIABILITIES                            7,806,393            7,378,263

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                          --                   --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,631,702
  shares in 1995 and 31,677,891 in 1994            31,632               31,678
 Additional paid-in capital                        78,326               78,661
 Unrealized depreciation on fixed
  maturity securities                                (721)             (26,493)
 Unrealized appreciation (depreciation)
  on marketable equity securities                     315                 (373)
 Retained earnings                                525,599              505,622
 Unearned compensation (deduction)                 (1,651)              (1,765)
                                           _______________    _________________
   TOTAL STOCKHOLDERS' EQUITY                     633,500              587,330
                                           _______________    _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $8,439,893           $7,965,593
                                           ===============    =================

Consolidated Statement of Cash Flows (Unaudited):

                                               FOR THE THREE MONTHS ENDED
                                            March 31, 1995     March 31, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                       $23,794             $22,602
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to universal life
   and investment products:
   Interest credited to account balances           93,166              72,837
   Charges for mortality and
    administration                                (13,034)             (9,170)
   Deferral of unearned revenues                     (145)                 14
   Amortization of unearned revenue reserve          (339)               (358)
  Increase in traditional life policy
   liabilities and accruals                         2,387               1,406
  Increase (decrease) in other policyholders'
   funds                                              322                (433)
  Increase in accrued investment income            (4,675)             (1,904)
  Policy acquisition costs deferred               (51,455)            (36,429)
  Amortization of deferred policy
   acquisition costs                               14,471              11,020
  Change in other assets, other liabilities,
   and accrued income taxes                        (2,425)              6,592
  Provision for depreciation and
   amortization                                      (997)              1,077
  Provision for deferred income taxes               4,281               1,026
  Share of losses of related parties                    7                 148
  Realized gains on investments                      (113)             (6,009)
                                           _______________    ________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       65,245              62,419

INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities - held for investment           48,362              92,723
  Fixed maturities - available for sale             9,898              80,405
  Equity securities                                   225                 --
  Mortgage loans on real estate                     8,739               8,316
  Real estate                                         749                 --
  Policy loans                                      5,797               8,162
  Short-term investments - net                     25,689              57,559
                                           _______________    ________________
                                                   99,459             247,165
 Acquisition of investments:
  Fixed maturities - held for investment           (2,022)           (483,930)
  Fixed maturities - available for sale          (400,436)            (19,151)
  Equity securities                                  (226)                 --
  Mortgage loans on real estate                   (86,331)            (52,812)
  Real estate                                        (335)               (249)
  Policy loans                                     (7,459)             (7,161)
                                           _______________    ________________
                                                 (496,809)           (563,303)

 Consolidated Statement of Cash Flows (Unaudited): (CONTINUATION)

                                               FOR THE THREE MONTHS ENDED
                                            March 31, 1995     March 31, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                                 $6              $2,790
 Repayments of notes receivable                        91                   1
 Issuance of notes receivable                         --               (1,287)
 Sales of property and equipment                       67                 184
 Purchases of property and equipment                 (679)               (715)
                                           _______________    ________________
NET CASH USED IN INVESTING ACTIVITIES            (397,865)           (315,165)

FINANCING ACTIVITIES
 Issuance of long term debt                       100,000                 --
 Repayment of long term debt                          --                 (218)
 Issuance (repayment) of commercial
  paper - net                                     (18,250)             33,500
 Receipts from universal life policies
  and investment contracts credited to
  policyholder account balances                   424,508             323,047
 Return of policyholder account balances
  on universal life policies and
  investment contracts                           (167,853)            (98,162)
 Issuance of stock under employee stock
  plans                                            (3,208)                277
 Cash dividends paid                               (3,817)             (3,322)
                                           _______________    ________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                      331,380             255,122
                                           _______________    ________________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      (1,240)              2,376
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                12,674               5,190
                                           _______________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $11,434              $7,566
                                           ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                         $1,044              $1,696
  Income taxes                                         22               8,142






NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2 -- INVESTMENT OPERATIONS

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

The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On March 31, 1995, fixed income securities with an amortized cost of $1,208,017,000 and an estimated market value of $1,206,123,000 were designated as available for sale. Unrealized losses on these securities, net of adjustments to deferred policy acquisition costs, decreased stockholders' equity by $721,000, or $0.02 per share, at March 31, 1995.
















At March 31, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
March 31, 1995                    Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $285,496      $5,918     ($6,731)   $284,683
 Other                              4,936         125         (42)      5,019
States, municipalities and
 political subdivisions            15,479         339        (103)     15,715
Foreign governments                10,573       1,137          --      11,710
Public utilities                1,223,082      14,624     (58,218)  1,179,488
Investment grade corporate      1,594,814      55,641     (40,612)  1,609,843
Below investment grade
 corporate                        196,864       1,721      (9,182)    189,403
Mortgage-backed securities      2,019,397      14,138    (101,569)  1,931,966
Redeemable preferred stocks           691          --        (257)        434
                               ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT                   $5,351,332     $93,643   ($216,714) $5,228,261
                               =========== =========== =========== ===========

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
December 31, 1994                 Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
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
                               =========== =========== =========== ===========


At March 31, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
March 31, 1995                    Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities       $17,321                   ($147)    $17,174
 Other                             55,627        $989         (78)     56,538
Public utilities                  105,101       1,795      (4,906)    101,990
Investment grade corporate        593,653      19,985     (11,161)    602,477
Below investment grade
 corporate                        231,137       3,271     (16,473)    217,935
Mortgage-backed securities        205,178       4,990        (159)    210,009
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR SALE       $1,208,017     $31,030    ($32,924) $1,206,123
                               =========== =========== =========== ===========

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
December 31, 1994                 Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
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







Amortized cost and estimated market value of debt securities at March 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
HELD FOR INVESTMENT                                Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due in one year or less                                $639            $636
Due after one year through five years                58,402          59,807
Due after five years through ten years              566,146         560,443
Due after ten years                               2,421,252       2,390,726
                                               _____________   _____________
                                                  3,046,439       3,011,612
Mortgage-backed securities                        2,304,893       2,216,649
                                               _____________   _____________
TOTAL HELD FOR INVESTMENT                        $5,351,332      $5,228,261
                                               =============   =============

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due after one year through five years               $79,007         $79,415
Due after five years through ten years              435,338         437,606
Due after ten years                                 471,173         461,919
                                               _____________   _____________
                                                    985,518         978,940
Mortgage-backed securities                          222,499         227,183
                                               _____________   _____________
TOTAL AVAILABLE FOR SALE                         $1,208,017      $1,206,123
                                               =============   =============



















Carrying value and estimated market value of mortgage-backed securities, which comprise 38.6% of the company's investment in fixed maturity securities as of March 31, 1995, are as follows:

                                                                 Estimated
                                                 Carrying         Market
                                                   Value           Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,242         $17,193
   Planned amortization class                        79,561          79,282
   Targeted amortization class                       29,271          27,384
   Sequential pay                                    73,099          70,717
   Pass through                                     103,497         107,281
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,406          30,527
   Planned amortization class                        25,629          25,737
   Targeted amortization class                      458,895         429,860
   Sequential pay                                 1,647,019       1,592,311
   Mezzanines                                        38,247          36,352
   Private placements and subordinate issues         29,210          27,188
                                               _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,532,076      $2,443,832
                                               =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to capital loss during periods of accelerated prepayments. At March 31, 1995, unamortized premiums on mortgage-backed securities totaled $4,588,000 and unaccrued discounts on mortgage-backed securities totaled $71,459,000.











An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the three months ended March 31, 1995 and 1994 is as follows:

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Three months ended March 31, 1995
- -------------------------------
Scheduled principal repayments
 calls and tenders (available
 for sale only):
  Held for investment             $45,916      $2,481        ($35)    $48,362
  Available for sale                9,904           1          (7)      9,898
                               ___________ ___________ ___________ ___________
TOTAL                             $55,820      $2,482        ($42)    $58,260
                               =========== =========== =========== ===========

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Three months ended March 31, 1994
- -------------------------------
Scheduled principal repayments
 calls and tenders (available
 for sale only):
  Held for investment             $89,497      $3,226      $  --      $92,723
  Available for sale               51,293       1,097         --       52,390
Sales - available for sale         24,913       3,102         --       28,015
                               ___________ ___________ ___________ ___________
TOTAL                            $165,703      $7,425      $  --     $173,128
                               =========== =========== =========== ===========

There were no transfers between the held for investment and available for sale portfolios during the three months ended March 31, 1995. During the three months ended March 31, 1995, the change in the net unrealized gain or loss on available for sale securities included in stockholders' equity, net of adjustments, amounted to $25,772,000 of net appreciation.

At March 31, 1995, the company identified one below investment grade security as having an impairment in value that was other than temporary.
As a result of this determination, the company recognized a pre-tax loss of $2,103,000 to reduce the carrying value of this security to its estimated fair value of $900,000. This security was sold in April 1995 at no gain or loss. The carrying value of fixed maturity investments considered to have other than temporary impairments represent a negligible portion of total investments, total assets, or total stockholders' equity at March 31, 1995.

At March 31, 1995, the company owned equity securities with a combined book value of $23,349,000 and an estimated market value of $23,664,000, resulting in gross unrealized appreciation of $490,000 and gross unrealized depreciation of $175,000.

At March 31, 1995, the company had established valuation allowances of $54,000 on one mortgage loan and $944,000 on one real estate property to reduce the carrying value of these investments to their estimated fair value, less costs to sell.

The carrying value of investments which have been non-income producing for the twelve months preceding March 31, 1995 totaled $239,000 related to one real estate property.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at March 31, 1995.

NOTE 3 -- CREDIT ARRANGEMENTS

In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling approximately $98,826,000, after expenses. The company contributed $50 million of the proceeds to its insurance subsidiaries and applied the remaining net proceeds to the repayment of outstanding commercial paper notes.

The company maintains line of credit arrangements with several banks to support its commercial paper notes payable and to provide short-term liquidity. On March 30, 1995, the company entered into a new agreement which provides for a line of credit totaling $225,000,000, expiring on March 30, 2000.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At March 31, 1995, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $10,885,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $9,860,000 at March 31, 1995 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced $1,834,000 in the first quarter of 1995 compared to $1,733,000 in the same period of 1994, as a result of the cession
agreements.   Insurance benefits and expenses have been reduced by
$1,105,000 in the first quarter of 1995 compared to $513,000 in the same period of 1994. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimate of future guaranty fund
assessments accordingly.   During the first quarter of 1995, the company
accrued and charged to expense an additional $492,000, and at March 31, 1995, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totaled $14,333,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

At March 31, 1995, outstanding commitments to fund mortgage loans on real estate totaled $110,367,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $6,258,000 at March 31, 1995.






































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

FINANCIAL CONDITION

Investments

The company's total investment portfolio grew $456,853,000, or 6.7%, in the first three months of 1995 from $6.858 billion to $7.315 billion, as $431,872,000 of annuity and life insurance premiums were received during the period. The company manages the growth of its insurance operations in order to maintain adequate capital ratios and has established a goal of growing assets at least 20% in 1995.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At March 31, 1995, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                  Carrying   % of     Market    % of  Amortized
                                   Value     Total    Value     Total   Cost
                                _______________________________________________
Investment cash and short-term
 investments                        $27,601    0.4%    $27,601    0.4%     6.2%
Governments and agency mortgage-
 backed securities                  390,196    5.3%    390,839    5.4%     8.4%
Conventional mortgage-backed
 securities                       2,229,406   30.5%  2,141,975   29.8%     8.0%
Investment grade corporate
 securities                       3,523,054   48.2%  3,494,232   48.7%     8.4%
Below-investment grade corporate
 securities                         414,799    5.7%    407,338    5.7%     9.4%
Mortgage loans                      691,080    9.4%    684,907    9.5%     8.8%
                                _______________________________________________
  Total cash and fixed income
    investments                   7,276,136   99.5%  7,146,892   99.5%     8.4%
Equity securities                    23,664    0.3%     23,664    0.3%     3.9%
Real estate                          15,160    0.2%     15,160    0.2%     2.6%
                                _______________________________________________
  Total investments              $7,314,960  100.0% $7,185,716  100.0%     8.4%
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

At March 31, 1995, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
Ratings assigned by
Standard & Poor's:
 U.S. governments, agencies
  & AAA Corporates               $2,561,522     39.1%   $2,477,131     38.5%
 AA+ to AA-                         302,746      4.6%      296,877      4.6%
 A+ to A-                         2,030,828     31.0%    2,021,274     31.4%
 BBB+ to BBB-                     1,130,305     17.3%    1,116,725     17.4%
 BB+ to BB-                         355,232      5.4%      351,121      5.5%
 B+ to B-                            66,764      1.0%       63,982      1.0%
 C+ to C-                               900      0.0%          900      0.0%
 D                                    4,200      0.1%        4,200      0.1%
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 22,122      0.3%       21,309      0.3%
 Rated 2 (BBB+ to BBB-)              26,651      0.4%       26,316      0.4%
 Rated 3 (BB+ to BB-)                53,371      0.8%       52,147      0.8%
 Rated 4 (B+ to B-)                   2,123      0.0%        1,968      0.0%
 Redeemable preferred stock             691      0.0%          434      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,557,455    100.0%   $6,434,384    100.0%
                                ============  =======  ============  =======













                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
Ratings assigned by Moody's:
 U.S. governments, agencies
 & Aaa Corporates                $2,431,651     37.1%   $2,356,425     36.6%
 Aa1 to Aa3                         394,177      6.0%      378,885      5.9%
 A1 to A3                         2,125,665     32.4%    2,110,206     32.8%
 Baa1 to Baa3                     1,045,443     16.0%    1,036,522     16.1%
 Ba1 to Ba3                         379,911      5.8%      377,789      5.9%
 B1 to B3                            71,819      1.1%       68,582      1.1%
 Caa1 to Caa3                           900      0.0%          900      0.0%
 Ca                                   4,200      0.1%        4,200      0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 22,122      0.3%       21,309      0.3%
 Rated 2 (Baa1 to Baa3)              26,651      0.4%       26,316      0.4%
 Rated 3 (Ba1 to Ba3)                52,102      0.8%       50,848      0.8%
 Rated 4 (B1 to B3)                   2,123      0.0%        1,968      0.0%
 Redeemable preferred stock             691      0.0%          434      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,557,455    100.0%   $6,434,384    100.0%
                                ============  =======  ============  =======


The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On March 31, 1995, fixed income securities with an amortized cost of $1,208,017,000 and an estimated market value of $1,206,123,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, decreased stockholders' equity by $721,000, or $0.02 per share, at March 31, 1995.

Net unrealized depreciation of fixed maturity investments of $124,965,000 was comprised of gross appreciation of $124,673,000 and gross depreciation of $249,638,000.

The percentage of the company's portfolio invested in below investment grade securities has decreased slightly during the first three months of 1995. At March 31, 1995 the carrying value of the company's total investment in below investment grade securities consisted of investments in 86 issuers totaling $414,799,000, or 5.7% of the company's investment portfolio compared to 80 issuers totaling $400,677,000, or 5.9%, at December 31, 1994. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At March 31, 1995, the yield on the company's below investment grade portfolio was 9.4% compared to 8.4% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $407,338,000, or 98.2% of carrying value, at March 31, 1995.

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

At March 31, 1995, the Company identified one below investment grade security as having an impairment in value that was other than temporary.
As a result of this determination, the Company recognized a pre-tax loss of $2,103,000 to reduce the carrying value of this security to its fair value of $900,000. This security was sold in April 1995 at no gain or loss. The carrying value of fixed maturity investments considered to have other than temporary impairments represent a negligible portion of total investments, total assets, or total stockholders' equity at March 31, 1995.

During the first three months of 1995, fixed maturity securities designated as held for investment with a combined amortized cost value of $45,916,000 were called or repaid by their issuers generating net realized gains totaling $2,446,000. Also during the first three months of 1995, fixed maturity securities designated as available for sale with a combined amortized cost value of $9,904,000 were called, repaid or tendered generating net realized losses totaling $6,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $337,000 in the first three months of 1995.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.4% at March 31, 1995 and December 31, 1994 as current market interest rates are similar to the company's portfolio rate.

Mortgage loans make up approximately 9.4% of the company's investment portfolio, as compared to an industry average of 16.7%, based on information reported in the 1994 ACLI Fact Book. The company resumed active mortgage lending in 1990 to broaden its investment alternatives, and continues to increase its investment allocation in this area, due to the availability of attractive yields and loan to value ratios. As a result of this increase in lending activity, mortgages outstanding increased to $691,080,000 from $613,208,000 during the first three months of 1995. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 305 loans with an average size of $2,266,000. Average seasoning of the company's mortgage loan portfolio is 7.2 years if weighted by the number of loans, or 2.4 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At March 31, 1995, the yield on the company's mortgage loan portfolio was 8.8%.

Distribution of these loans by type of collateral and geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Collateral Breakdown
- ------------------------------
  Farm                             4          $160        0.0%
  Multi-family residential        51       161,893       23.4%
  Industrial                     120       171,183       24.8%
  Office buildings                43       114,326       16.6%
  Retail                          84       230,825       33.4%
  Other                            3        12,693        1.8%
                               ______  ____________  _________
TOTAL                            305      $691,080      100.0%
                               ======  ============  =========

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Geographic Breakdown
- ------------------------------
  New England                      1          $240        0.0%
  Middle Atlantic                 32        98,237       14.2%
  South Atlantic                  38        82,719       12.0%
  East North Central              75       187,650       27.1%
  West North Central              38        94,023       13.6%
  East South Central               9        21,182        3.1%
  West South Central              15        28,812        4.2%
  Mountain                        21        49,812        7.2%
  Pacific                         76       128,405       18.6%
                               ______  ____________  _________
TOTAL                            305      $691,080      100.0%
                               ======  ============  =========

At March 31, 1995, no mortgage loans were delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent less than 10% of the company's investment portfolio and the company has been able to recover 98% of the principal amount of problem mortgages that have been resolved in the last three years.

At March 31, 1995, the company owned real estate totaling $15,160,000, including properties acquired through foreclosure valued at $11,274,000. The valuation allowance, established in 1994, or one of the company's real estate properties totaled $944,000 at March 31, 1995.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.01% of the company's investments in default at March 31, 1995. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 98.2% of carrying value at March 31, 1995.

Other assets

Accrued investment income increased $4,675,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $24,052,000 over year-end 1994 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $51,455,000. Amortization of costs deferred totaled $14,471,000. In addition, the change in the adjustment to deferred acquisition costs related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115 reduced deferred acquisition costs by $12,932,000 during the first quarter of 1995. At March 31, 1995, the company had total assets of $8,439,893,000, an increase of 6.0% over total assets at December 31, 1994.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $338,687,000, or 4.8%, during the first three months of 1995 and totaled $7,374,996,000 at March 31, 1995.
Reserves for the company's annuity policies increased $320,619,000, or 5.5%, during this period and totaled $6,147,583,000 at March 31, 1995. Life insurance reserves increased $18,240,000, or 1.5%, during the first three months of 1995 and totaled $1,205,483,000 at March 31, 1995.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with 99.6% of such policies being issued with a surrender charge period of seven years or more during the first three months of 1995. The initial surrender charge on annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period. The following table summarizes the company's deferred annuity liabilities and sales at and for the three months ended March 31, 1995 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected to some degree by changes in interest rates.










                            Deferred             Deferred
                            Annuity     % of     Annuity     % of
Surrender Charge %           Sales      Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $484,569     8.3%
1 to 4 percent                                     809,544    13.9%
5 to 6 percent                 $1,433     0.4%     682,925    11.7%
7 to 9 percent                319,307    85.5%   2,762,410    47.6%
10 percent and greater         52,547    14.1%   1,075,514    18.5%
                          _________________________________________
                             $373,286   100.0%  $5,814,962   100.0%
                          =========================================

Total consolidated debt increased $81,750,000 during the first three months of 1995 as the company issued $100 million of 8.5% notes in February 1995. Commercial paper, issued to offset timing differences in investment related cash receipts and disbursements and to provide for short-term operating needs, amounted to $72,200,000 at March 31, 1995. Other liabilities decreased $12,261,000 from year-end 1994 levels as a result of a decrease in the liability for securities purchased but not yet paid for, partially offset by increases in liabilities for outstanding checks and liabilities for premiums received but not yet applied.

At March 31, 1995, the company had total liabilities of $7,806,393,000 compared to $7,378,263,000 at December 31, 1994, a 5.8% increase.

Equity

At March 31, 1995, stockholders' equity was $633,500,000, or $20.03 per share, compared to $587,333,000 or $18.54 per common share at year end
1994. Unrealized depreciation of available for sale fixed maturity securities reduced stockholders' equity by $721,000, or $0.02 per share, after adjustments to deferred acquisition costs. The ratio of consolidated debt to total capital was 21.4% at March 31, 1995, up from 13.3% at year-end 1994 as a result of the increase in long-term borrowings. At March 31, 1995, there were 31,631,702 common shares outstanding compared to 31,677,891 shares at December 31, 1994.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At March 31, 1995 the company had $72,200,000 in commercial paper notes outstanding, a decrease of $18,250,000 from December 31, 1994. The company issues commercial paper to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements and to provide for short-term operating needs. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On March 30, 1995, the company entered into a new agreement which provides for a line of credit totaling $225,000,000, expiring on March 30, 2000.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $63,906,000 during the remainder of 1995. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

The terms of the line of credit agreement totaling $225,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", less intangible assets. The most restrictive of these covenants requires the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $490,000,000, plus (ii) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1995 to the end of the most recent quarter. At March 31, 1995, $128,607,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Developing and writing increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations including amounts in excess of those which may be realized from operating results. The company may also expand its insurance operations through acquisition of blocks of business from other insurance companies, or through the acquisition of an insurance company, although no such acquisitions are currently planned. In October 1993 the company completed a primary stock offering of 2,300,000 shares to the public and received net proceeds of approximately $76,264,000. The company contributed $70,000,000 of the proceeds to its insurance subsidiaries. In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling approximately $98,826,000, after expenses. The company contributed $50 million of the proceeds to its insurance subsidiaries and applied the remaining net proceeds to the repayment of outstanding commercial paper notes. Over time, further growth in the company's insurance operations may require additional equity capital although the company believes it now has sufficient resources to support growth in its operations for the next few years. The company's primary sources of capital are retained earnings and the issuance of additional common stock or debt.

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

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, increased $92,040,000, or 30.1%, to $397,444,000 in the first three months of 1995. Annuity sales remained strong and increased $86,573,000, or 28.8%, to $386,915,000 in the first three months of 1995.
The company believes that the growth in its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by the same factors, as well as a diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments. First year and single life insurance premiums increased $5,467,000, or 108.0%, to $10,529,000 in the first three months of 1995 due to increases in sales of the company's universal life and current interest products.

Revenues

Total revenues increased $26,079,000, or 17.1%, to $178,698,000 in the first three months of 1995. Universal life insurance and annuity product charges increased $2,006,000, or 19.1%, to $12,510,000 in the first three months of 1995, as increased withdrawals from the company's annuity products generated higher surrender charge revenues. In addition to increased withdrawal levels, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $515,000, or 4.4%, to $11,295,000 in the first three months of 1995. These traditional life insurance product premium decreases resulted from lower renewal premiums although premiums from new sales increased slightly.

Net investment income increased $28,345,000, or 23.6%, to $148,246,000 in the first three months of 1995 due to the increase in invested assets. During the first three months of 1995, the company had realized gains on the sale of investments of $113,000, compared to gains of $6,009,000 in the same period of 1994. The level of realized gains has decreased as calls and repayments of fixed maturity securities have slowed as current market interest rates are similar to the company's portfolio rate.

Expenses

Total insurance benefits and expenses increased $25,151,000, or 22.3%, to $137,884,000 in the first three months of 1995. Interest credited to universal life and investment product account balances increased
$20,329,000, or 27.9%, to $93,166,000 in the first three months of 1995 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to inforce policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following tables summarize the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread at and for the three months ended March 31, 1994 and 1995.

 Three months ended March 31
                    Yield on         Credited         Interest
                    Assets           Rate             Rate Spread
                    ________         _________        ___________
      1995              8.6%             5.8%            2.8%

      1994              8.7%             6.0%            2.7%

 At March 31
                    Yield on         Credited         Interest
                    Assets           Rate             Rate Spread
                    ________         _________        ___________
      1995              8.6%             5.8%            2.8%

      1994              8.6%             5.9%            2.7%

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $1,012,000, or 12.4%, to $9,149,000 in the first three months of 1995. Other benefits increased $498,000, or 6.5%, to $8,133,000 in the first three months of 1995. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

The withdrawal ratio for the company's annuity products, as calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances, was 9.3%, on an annualized basis, for the three months ended
March 31, 1995 compared to 6.3% in the first three months of 1994. Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors. (1)
The company had anticipated an increase in withdrawals as its annuity liabilities age. (2) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and has experienced, higher surrenders related to this block of business. Excluding surrenders of the five-year guarantee business, the company's annuity withdrawal ratio would have been 8.8% in the first three months of 1995 compared to 7.6% during all of 1994. Excluding the total block of business, the company's annuity withdrawal ratio would have been 7.4% in the first three months of 1995 compared to 6.1% during all of 1994. The company has not actively solicited fixed annuity sales through stockbrokers since 1989, although it may in the future. At March 31, 1995, policies issued with a 5 year interest guarantee represent approximately 2.5% ($144 million) of the company's annuity liabilities. (3) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company's annualized lapse ratio for life insurance measured in terms of face amount and using A.M. Best's formula, was 7.8% in the first three months of 1995 compared to 7.1% in the first three months of 1994.

Commissions increased $11,231,000, or 36.7%, to $41,799,000 in the first three months of 1995. General expenses increased $1,765,000, or 19.0%, to $11,071,000 in the first three months of 1995. Insurance taxes also increased $554,000, or 24.7%, to $2,799,000 in the first three months of 1995. Increases in commissions and insurance taxes are directly related to life insurance and annuity sales during these periods. General expenses grew more slowly as they relate more directly to policyholder base and total assets. Most costs incurred as the result of new sales and have been deferred, thus having very little impact on total insurance expenses.

The amortization of deferred policy acquisition costs increased by $3,451,000, or 31.3%, to $14,471,000 in the first three months of 1995.
Amortization of deferred acquisition costs related to operating earnings increased $5,677,000 or 64.6%, to $14,471,000 in the first three months of 1995 as the result of a 33.5% increase in the deferred policy acquisition cost asset since March 31, 1994 as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of certain of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of this accelerated amortization. There was no amortization related to realized gains in the first three months of 1995 compared to $2,226,000 in the first three months of 1994 due to the decrease in total realized gains.








Income

Operating income (income excluding realized gains and losses, mortgage backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased
$3,341,000, or 16.7%, in the first three months of 1995. Net income increased $1,192,000 or 5.3%, in the first three months of 1995. A breakdown of income is as follows:

                                             1995                  1994
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
Three months ended March 31:

  Operating income                   $23,387      $0.74    $20,046      $0.64

  Realized gains (net of tax)

    Gains realized on disposal
      of investments                      73        --       4,003       0.13

    Mortgage backed securities
      prepayment gains                   334       0.01        --         --

    Realized gains related
      amortization of DPAC               --         --      (1,447)     (0.05)
                                    ---------  ---------  ---------  ---------
                                         407       0.01      2,556       0.08
                                    ---------  ---------  ---------  ---------
  Net income                         $23,794      $0.75    $22,602      $0.72
                                    =========  =========  =========  =========

Average shares outstanding totaled 31,663,427 in the first three months of 1995 up from 31,529,538 in the same period of 1994.

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

In addition, the NAIC has adopted Guideline XXXIII (formerly known as Guideline GGG) effective December 31, 1995 which will require the company to increase annuity reserves in its statutory financial statements by approximately $25 to $50 million. The guideline allows this increase to be phased in over a three year period if approved by the insurance department in the state of domicile. The guideline would have no effect on financial statements prepared in accordance with GAAP.

Recent concerns regarding the market conduct in the insurance industry have resulted in increased scrutiny by insurance regulators and the insurance industry itself of sales and marketing activities. The company has conducted a thorough review of its sales and marketing process and has re-emphasized its compliance efforts.

Legislative and regulatory initiatives under discussion in Congress regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.























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

               4(a) Letter agreement to furnish Commission upon request copies of other long-term debt instruments

              11     Statement re: Computation of per share earnings

              21     Subsidiary list

              27     Financial Data Schedule (electronic filing only)

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1995:

               (i) Form 8-K filed February 15, 1995 with respect to the Underwriting Agreement, Form of Global Security and Computation of Earnings to Fixed Charges filed as exhibits to Registrant's Registration Statement on Form S-3, Registration No. 33-57343 filed January 18, 1995, as amended.

              (ii) Form 8-K filed February 9, 1995 with respect to the Press Release of the Registrant announcing the financial results of the Registrant for year ended December 31, 1994.




















                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 1, 1995               EQUITABLE OF IOWA COMPANIES





                                 By /s/ P. E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ D. A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                    Three Months ended March 31, 1995
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                          Exhibits to Form 10-Q
                    Three Months ended March 31, 1995
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