Form 10-Q
period 1995-06-30
EQUITABLE OF IOWA COMPANIES
filed 1995-07-31
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 1995

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,717,386 shares of Common Stock as of July 28, 1995.

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                FOR THE THREE MONTHS ENDED
                                            June 30, 1995      June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Universal life and annuity product
  charges                                         $12,110             $10,607
 Traditional life insurance premiums               10,923              11,403
 Net investment income                            158,520             125,398
 Realized gains on investments                      1,790               7,705
 Other income                                       4,048               4,177
                                           _______________    ________________
                                                  187,391             159,290
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances           96,960              77,040
   Benefit claims incurred in excess of
    account balances                                2,467               1,281
  Traditional life insurance benefits:
   Death benefits                                   5,795               6,462
   Other benefits                                   8,339               8,280
  Increase (decrease) in future policy benefits:
   Life and annuity                                   949                  43
   Other contracts                                   (421)               (161)
  Distributions to participating
   policyholders                                    6,232               6,180
  Underwriting, acquisition and insurance expenses:
   Commissions                                     37,862              43,037
   General expenses                                 9,731              10,313
   Insurance taxes                                  2,255               2,388
   Policy acquisition costs deferred              (46,117)            (52,221)
   Amortization of deferred policy
    acquisition costs                              16,795              12,308
                                           _______________    ________________
                                                  140,847             114,950

Interest expense                                    3,752               1,995
Other expenses                                      1,780               2,295
                                           _______________    ________________
                                                  146,379             119,240
                                           _______________    ________________
                                                   41,012              40,050



Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                            June 30, 1995      June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                          $13,536             $13,067
 Deferred                                             874               1,153
                                           _______________    ________________
                                                   14,410              14,220
                                           _______________    ________________
                                                   26,602              25,830
Equity income, net of related tax benefit
  of $10 in 1995 and $108 in 1994                      18                 183
                                           _______________    ________________
         NET INCOME                               $26,620             $26,013
                                           ===============    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1995 - 31,677,568;
    1994 - 31,610,708):                             $0.84               $0.82
                                           ===============    ================


CASH DIVIDENDS PAID PER COMMON SHARE               $0.135               $0.12




























Consolidated Statements of Income (Unaudited):

                                                FOR THE SIX MONTHS ENDED
                                            June 30, 1995      June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Universal life and annuity product
  charges                                         $24,620            $21,111
 Traditional life insurance premiums               22,218             23,213
 Net investment income                            306,766            245,299
 Realized gains on investments                      1,903             13,714
 Other income                                      10,582              8,572
                                           _______________    _______________
                                                  366,089            311,909
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances          190,126            149,877
   Benefit claims incurred in excess of
    account balances                                4,507              2,796
  Traditional life insurance benefits:
   Death benefits                                  12,904             13,084
   Other benefits                                  16,472             15,915
  Increase (decrease) in future policy benefits:
   Life and annuity                                 3,126              1,178
   Other contracts                                    (89)                44
  Distributions to participating
   policyholders                                   12,474             12,254
  Underwriting, acquisition and insurance expenses:
   Commissions                                     79,661             73,605
   General expenses                                20,802             19,619
   Insurance taxes                                  5,054              4,633
   Policy acquisition costs deferred              (97,572)           (88,650)
   Amortization of deferred policy
    acquisition costs                              31,266             23,328
                                           _______________    _______________
                                                  278,731            227,683

Interest expense                                    5,773              4,185
Other expenses                                      3,899              5,125
                                           _______________    _______________
                                                  288,403            236,993
                                           _______________    _______________
                                                   77,686             74,916












Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE SIX MONTHS ENDED
                                            June 30, 1995      June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                          $22,143            $24,026
 Deferred                                           5,142              2,346
                                           _______________    _______________
                                                   27,285             26,372
                                           _______________    _______________
                                                   50,401             48,544
Equity income, net of related tax benefit
  of $7 in 1995 and $56 in 1994                        13                 71
                                           _______________    _______________
         NET INCOME                               $50,414            $48,615
                                           ===============    ===============


NET INCOME PER COMMON SHARE (average
  shares used: 1995 - 31,670,536;
    1994 - 31,570,348):                             $1.59              $1.54
                                           ===============    ===============


CASH DIVIDENDS PAID PER COMMON SHARE               $0.255             $0.225




























Consolidated Balance Sheets (Unaudited):

                                            June 30, 1995     December 31, 1994
                                           _______________    _________________
                                                 (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1995 - $5,464,150;
    1994 - $5,059,090)                         $5,287,984           $5,393,798
  Available for sale, at market
   (cost:  1995 - $1,445,245;
   1994 - $819,083)                             1,505,196             $778,486
 Equity securities, at market
   (cost:  1995 - $23,349; 1994 - $23,351)         24,781               22,978
 Mortgage loans on real estate                    825,250              613,208
 Real estate, less allowances for
  depreciation of $4,532 in 1995
  and $4,659 in 1994                               14,074               15,668
 Policy loans                                     179,638              176,448
 Short-term investments                            16,194               50,975
                                           _______________    _________________
  TOTAL INVESTMENTS                             7,853,117            7,051,561

Cash and cash equivalents                          12,302               12,674

Securities and indebtedness of
 related parties                                   11,148               11,034

Accrued investment income                         117,630              105,959

Notes and other receivables                        50,633               23,173

Deferred policy acquisition costs                 640,700              607,626

Property and equipment, less
 allowances for depreciation of
 $8,103 in 1995 and $6,795 in 1994                  7,985                7,843

Current income taxes recoverable                    3,438               14,491

Intangible assets                                   3,722                2,605

Other assets                                       44,328               43,664

Separate account assets                           120,007               84,963
                                           _______________    _________________
   TOTAL ASSETS                                $8,865,010           $7,965,593
                                           ===============    =================






Consolidated Balance Sheets (Unaudited):

                                            June 30, 1995     December 31, 1994
                                           _______________    _________________
                                                 (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Universal life and annuity products          $6,872,710           $6,237,107
  Traditional life insurance products             780,314              777,100
  Unearned revenue reserve                         13,929               14,317
 Other policy claims and benefits                  11,091                7,785
                                           _______________    _________________
                                                7,678,044            7,036,309

Other policyholders' funds:
 Supplementary contracts without
  life contingencies                               12,200               12,224
 Advance premiums and other deposits                  750                  790
 Accrued dividends                                 12,783               12,761
                                           _______________    _________________
                                                   25,733               25,775

Deferred income taxes                               6,795                1,442

Notes and loans payable:
 Commercial paper notes                           109,635               90,450
 Long-term debt                                   100,000                   --
                                           _______________    _________________
                                                  209,635               90,450

Other liabilities                                 125,669              139,324
Separate account liabilities                      120,007               84,963
                                           _______________    _________________
   TOTAL LIABILITIES                            8,165,883            7,378,263

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                          --                   --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,717,386
  shares in 1995 and 31,677,891 in 1994            31,717               31,678
 Additional paid-in capital                        79,332               78,661
 Unrealized appreciation (depreciation) on
  fixed maturity securities                        40,823              (26,493)
 Unrealized appreciation (depreciation) on
  marketable equity securities                      1,432                 (373)
 Retained earnings                                547,925              505,622
 Unearned compensation (deduction)                 (2,102)              (1,765)
                                           _______________    _________________
   TOTAL STOCKHOLDERS' EQUITY                     699,127              587,330
                                           _______________    _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $8,865,010           $7,965,593
                                           ===============    =================

Consolidated Statement of Cash Flows (Unaudited):

                                                FOR THE SIX MONTHS ENDED
                                            June 30, 1995       June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                       $50,414             $48,615
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances          190,126             149,877
   Charges for mortality and
    administration                                (25,841)            (22,048)
   Change in unearned revenues                       (462)               (716)
  Increase in traditional life policy
   liabilities and accruals                         6,638               1,407
  Decrease in other policyholders' funds              (42)               (426)
  Increase in accrued investment income           (11,671)             (8,270)
  Policy acquisition costs deferred               (97,572)            (88,650)
  Amortization of deferred policy
   acquisition costs                               31,266              23,328
  Change in other assets, other liabilities,
   and accrued income taxes                       (28,292)             42,730
  Provision for depreciation and
   amortization                                    (2,357)              1,764
  Provision for deferred income taxes               5,167               2,161
  Share of (income) losses of related
   parties                                            (21)                161
  Realized gains on investments                    (1,903)            (13,714)
                                           _______________    ________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      115,450             136,219

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - held for investment          127,440             189,312
  Fixed maturities - available for sale            26,722             155,594
  Equity securities                                   225                  --
  Mortgage loans on real estate                    24,676              20,337
  Real estate                                       1,566                 527
  Policy loans                                     12,743              15,589
  Short-term investments - net                     34,781              48,455
                                           _______________    ________________
                                                  228,153             429,814
 Acquisition of investments:
  Fixed maturities - held for investment          (24,897)           (947,452)
  Fixed maturities - available for sale          (642,921)           (105,343)
  Equity securities                                  (227)                 --
  Mortgage loans on real estate                  (236,307)           (109,952)
  Real estate                                        (701)               (309)
  Policy loans                                    (15,933)            (14,573)
                                           _______________    ________________
                                                 (920,986)         (1,177,629)

 Consolidated Statement of Cash Flows (Unaudited):   (CONTINUATION)

                                                FOR THE SIX MONTHS ENDED
                                            June 30, 1995     June 30, 1994
                                           _______________    ________________
                                           (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                                $11              $2,795
 Additions to investments accounted for
  by the equity method                                 --                  (1)
 Repayments of notes receivable                        56                   1
 Issuance of notes receivable                          --              (1,287)
 Sales of property and equipment                      122                 253
 Purchases of property and equipment               (1,654)             (1,402)
                                           _______________    ________________
NET CASH USED IN INVESTING ACTIVITIES            (694,298)           (747,456)

FINANCING ACTIVITIES
 Issuance of long term debt                       100,000                  --
 Repayment of long term debt                           --             (50,214)
 Issuance of commercial paper - net                19,185             105,000
 Receipts from universal life policies
  and annuity contracts credited to
  policyholder account balances                   853,616             793,180
 Return of policyholder account balances
  on universal life policies and
  annuity contracts                              (382,298)           (224,187)
 Issuance of stock under employee stock
  plans                                            (3,916)                314
 Cash dividends paid                               (8,111)             (7,131)
                                           _______________    ________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                      578,476             616,962
                                           _______________    ________________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        (372)              5,725
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                12,674               5,190
                                           _______________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                   $12,302             $10,915
                                           ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                         $2,853              $3,953
  Income taxes                                      7,275              35,458





NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.


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

The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On June 30, 1995, fixed income securities with an amortized cost of $1,445,245,000 and an estimated market value of $1,505,196,000 were designated as available for sale. Unrealized gains on these securities, net of adjustments to deferred policy acquisition costs increased stockholders' equity by $40,823,000, or $1.29 per share, at June 30, 1995.















At June 30, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
June 30, 1995                     Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $280,550     $12,108       ($319)   $292,339
 Other                              4,934         362         (14)      5,282
States, municipalities and
 political subdivisions            15,398       1,306          --      16,704
Foreign governments                10,573       2,360          --      12,933
Public utilities                1,204,067      50,671     (14,394)  1,240,344
Investment grade corporate      1,555,140     125,702      (9,158)  1,671,684
Below investment grade
 corporate                        177,966       3,980      (2,621)    179,325
Mortgage-backed securities      2,038,717      47,886     (41,467)  2,045,136
Redeemable preferred stocks           639          --        (236)        403
                               ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT                   $5,287,984    $244,375    ($68,209) $5,464,150
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
                               =========== =========== =========== ===========


At June 30, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
June 30, 1995                     Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities       $16,843        $270                 $17,113
 Other                             55,630       3,198                  58,828
Public utilities                   98,969       4,929     ($1,561)    102,337
Investment grade corporate        721,084      50,546      (2,003)    769,627
Below investment grade
 corporate                        333,607       7,459     (12,482)    328,584
Mortgage-backed securities        219,112       9,596          (1)    228,707
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR SALE       $1,445,245     $75,998    ($16,047) $1,505,196
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








Amortized cost and estimated market value of debt securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
HELD FOR INVESTMENT                                Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due in one year or less                                $560            $559
Due after one year through five years                56,328          59,168
Due after five years through ten years              551,220         578,136
Due after ten years                               2,360,609       2,488,812
                                               _____________   _____________
                                                  2,968,717       3,126,675
Mortgage-backed securities                        2,319,267       2,337,475
                                               _____________   _____________
TOTAL HELD FOR INVESTMENT                        $5,287,984      $5,464,150
                                               =============   =============

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due after one year through five years              $103,289        $101,903
Due after five years through ten years              635,327         666,431
Due after ten years                                 470,674         491,042
                                               _____________   _____________
                                                  1,209,290       1,259,376
Mortgage-backed securities                          235,955         245,820
                                               _____________   _____________
TOTAL AVAILABLE FOR SALE                         $1,445,245      $1,505,196
                                               =============   =============



















Carrying value and estimated market value of mortgage-backed securities, which comprise 37.8% of the company's investment in fixed maturity securities as of June 30, 1995, are as follows:

                                                                 Estimated
                                                 Carrying         Market
                                                   Value           Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,309         $18,253
   Planned amortization class                        79,613          83,500
   Targeted amortization class                       29,284          29,756
   Sequential pay                                    71,939          73,333
   Pass through                                      99,519         104,610
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,426          31,349
   Planned amortization class                        25,859          26,647
   Targeted amortization class                      457,240         450,284
   Sequential pay                                 1,682,295       1,692,874
   Mezzanines                                        38,174          38,131
   Private placements and subordinate issues         33,429          34,558
                                               _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,565,087      $2,583,295
                                               =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to capital loss during periods of accelerated prepayments. At June 30, 1995, unamortized premiums on mortgage-backed securities totaled $4,993,000 and unaccrued discounts on mortgage-backed securities totaled $69,691,000.











An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the six months ended June 30, 1995 and 1994 is as follows:

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Six months ended June 30, 1995
- ------------------------------
Scheduled principal repayments,
 calls and tenders (available
 for sale only):
  Held for investment             $97,300      $3,992       ($160)   $101,132
  Available for sale               18,996           8          (7)     18,997
Sales:
  Held for investment              21,983       4,325          --      26,308
  Available for sale                7,465         260          --       7,725
                               ___________ ___________ ___________ ___________
TOTAL                            $145,744      $8,585       ($167)   $154,162
                               =========== =========== =========== ===========

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Six months ended June 30, 1994
- ------------------------------
Scheduled principal repayments,
 calls and tenders (available
 for sale only):
  Held for investment            $181,832      $7,480      $   --    $189,312
  Available for sale              123,246       4,333          --     127,579
Sales - available for sale         24,913       3,102          --      28,015
                               ___________ ___________ ___________ ___________
TOTAL                            $329,991     $14,915      $   --    $344,906
                               =========== =========== =========== ===========

During the second quarter of 1995, the company sold one security with an amortized cost of $21,983,000 from the held for investment portfolio generating a realized gain of $4,325,000. This sale was due to a significant credit deterioration of the issuer's creditworthiness as a result of a recent announcement of reorganization by the issuer.

During the second quarter of 1995, securities issued by two issuers were transferred from the held for investment portfolio to the available for sale portfolio due to significant deterioration in the issuers' creditworthiness. At the dates of transfer, the amortized cost of the securities totaled $12,230,000 and unrealized losses of $3,980,000 were included in stockholders' equity. During the six months ended June 30, 1995, the change in the net unrealized gain or loss on available for sale securities included in stockholders' equity, net of adjustments, amounted to $67,316,000 of net appreciation.

During the first quarter of 1995, the company identified one below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $2,103,000 in the first quarter of 1995 to reduce the carrying value of this security to its estimated fair value of $900,000. This security was sold in April 1995 at no gain or loss. During the second quarter of 1995, the company identified an additional below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $3,699,000 to reduce the carrying value of this security to its estimated fair value of $3,360,000.

At June 30, 1995, the company owned equity securities with a combined book value of $23,349,000 and an estimated market value of $24,781,000, resulting in gross unrealized appreciation of $1,607,000 and gross unrealized depreciation of $175,000.

At June 30, 1995, the company had established a valuation allowance of $48,000 on one mortgage loan to reduce the carrying value of this investment to its estimated fair value, less costs to sell. At June 30, 1995, two mortgage loans with a combined carrying value of $884,000 were delinquent by 90 days or more. The company believes any impairment in value of these loans to be temporary. In addition, the estimated fair value of the underlying collateral exceeds the carrying value of the loans. The company, therefore, expects to recover the carrying value of these loans and, as a result of that determination, no valuation allowance has been established.

The carrying value of investments which have been non-income producing for the twelve months preceding June 30, 1995 totaled $239,000 related to one real estate property.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at June 30, 1995.

NOTE 3 -- CREDIT ARRANGEMENTS

In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling approximately $98,812,000, after expenses. The company contributed $50 million of the proceeds to its insurance subsidiaries and applied the remaining net proceeds to the repayment of outstanding commercial paper notes.

The company maintains a line of credit arrangement with several banks to support its commercial paper notes payable and to provide short-term liquidity. On March 30, 1995, the company entered into a new agreement which provides for a line of credit totaling $225,000,000, expiring on March 30, 2000.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At June 30, 1995, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $12,395,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $10,038,000 at June 30, 1995 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced by $3,051,000 in the first six months and $1,217,000 in the second quarter of 1995 compared to $3,021,000 and $1,288,000, respectively, in the same periods of 1994, as a result of the
cession agreements.   Insurance benefits and expenses have been reduced by
$3,526,000 in the first six months and $2,422,000 in the second quarter of 1995 compared to $1,027,000 and $514,000, respectively, in the same periods of 1994. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of substantially larger companies since 1990 could result in future assessments in material amounts. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimate of future guaranty fund
assessments accordingly.   During the first six months of 1995, the company
accrued and charged to expense an additional $492,000, and at June 30, 1995, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totaled $14,292,000. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

At June 30, 1995, outstanding commitments to fund mortgage loans on real estate totaled $206,332,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $28,354,000 at June 30, 1995.














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

FINANCIAL CONDITION

Investments

The company's total investment portfolio grew $843,006,000, or 12.3%, in the first six months of 1995 from $6.858 billion to $7.701 billion, as $815,903,000 of fixed annuity and life insurance premiums were received during the period. The company manages the growth of its insurance operations in order to maintain adequate capital ratios and has established a goal of growing assets at least 20% in 1995.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At June 30, 1995, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                  Carrying   % of     Market    % of  Amortized
                                   Value     Total    Value     Total   Cost
                                _______________________________________________
Investment cash and short-term
 investments                        $43,827    0.6%    $43,827    0.6%     8.3%
Governments and agency mortgage-
 backed securities                  387,397    5.0%    403,199    5.1%     8.4%
Conventional mortgage-backed
 securities                       2,267,424   29.4%  2,273,843   28.7%     8.0%
Investment grade corporate
 securities                       3,631,810   47.2%  3,784,397   47.8%     8.4%
Below-investment grade corporate
 securities                         506,550    6.6%    507,908    6.4%     9.4%
Mortgage loans                      825,250   10.7%    862,618   10.9%     8.8%
                                _______________________________________________
  Total cash and fixed income
    investments                   7,662,258   99.5%  7,875,792   99.5%     8.4%
Equity securities                    24,781    0.3%     24,781    0.3%     3.9%
Real estate                          14,074    0.2%     14,074    0.2%     2.6%
                                _______________________________________________
  Total investments              $7,701,113  100.0% $7,914,647  100.0%     8.4%
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


At June 30, 1995, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,593,607     38.2%   $2,613,271     37.5%
 AA+ to AA-                         314,737      4.6%      324,455      4.6%
 A+ to A-                         2,055,449     30.3%    2,154,894     30.9%
 BBB+ to BBB-                     1,206,671     17.8%    1,251,164     18.0%
 BB+ to BB-                         457,955      6.7%      458,066      6.6%
 B+ to B-                            66,336      1.0%       66,316      1.0%
 D                                    3,360      0.0%        3,360      0.0%
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 21,877      0.3%       22,604      0.3%
 Rated 2 (BBB+ to BBB-)              26,423      0.4%       27,463      0.4%
 Rated 3 (BB+ to BB-)                44,226      0.7%       45,450      0.7%
 Rated 4 (B+ to B-)                   1,900      0.0%        1,900      0.0%
 Redeemable preferred stock             639      0.0%          403      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,793,180    100.0%   $6,969,346    100.0%
                                ============  =======  ============  =======












                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
 & Aaa Corporates                $2,463,648     36.3%   $2,485,464     35.8%
 Aa1 to Aa3                         367,765      5.4%      371,430      5.3%
 A1 to A3                         2,309,952     34.0%    2,422,094     34.8%
 Baa1 to Baa3                     1,010,749     14.9%    1,044,808     15.0%
 Ba1 to Ba3                         471,555      7.0%      473,648      6.8%
 B1 to B3                            72,356      1.1%       72,024      1.0%
 Ca                                   3,360      0.0%        3,360      0.0%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 21,877      0.3%       22,604      0.3%
 Rated 2 (Baa1 to Baa3)              26,423      0.4%       27,463      0.4%
 Rated 3 (Ba1 to Ba3)                42,956      0.6%       44,148      0.6%
 Rated 4 (B1 to B3)                   1,900      0.0%        1,900      0.0%
 Redeemable preferred stock             639      0.0%          403      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,793,180    100.0%   $6,969,346    100.0%
                                ============  =======  ============  =======

The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On June 30, 1995, fixed income securities with an amortized cost of $1,445,245,000 and an estimated market value of $1,505,196,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs, increased stockholders' equity by $40,823,000, or $1.29 per share, at June 30, 1995.

Net unrealized appreciation of fixed maturity investments of $236,117,000 was comprised of gross appreciation of $320,373,000 and gross depreciation of $84,256,000.

The percentage of the company's portfolio invested in below investment grade securities has increased slightly during the first six months of 1995. At June 30, 1995 the carrying value of the company's total investment in below investment grade securities consisted of investments in 98 issuers totaling $506,550,000, or 6.6% of the company's investment portfolio compared to 80 issuers totaling $400,677,000, or 5.9%, at December 31, 1994. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At June 30, 1995, the yield on the company's below investment grade portfolio was 9.4% compared to 8.4% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $507,908,000, or 100.3% of carrying value, at June 30, 1995.

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

During the first quarter of 1995, the Company identified one below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the Company recognized a pre-tax loss of $2,103,000 in the first quarter of 1995 to reduce the carrying value of this security to its fair value of $900,000. This security was sold in April 1995 at no gain or loss. During the second quarter of 1995, the company identified an additional below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $3,699,000 to reduce the carrying value of this security to its estimated fair value of $3,360,000.

During the first six months of 1995, fixed maturity securities designated as held for investment with a combined amortized cost value of $97,300,000 were called or repaid by their issuers generating net realized gains totaling $3,832,000. During the second quarter of 1995, the company sold one security with an amortized cost of $21,983,000 from the held for investment portfolio generating a realized gain of $4,325,000. This sale was due to a significant credit deterioration of the issuer's creditworthiness as a result of a recent announcement of reorganization by the issuer. Also during the first six months of 1995, fixed maturity securities designated as available for sale with a combined amortized cost value of $26,460,000 were called, repaid or tendered generating net realized gains totaling $261,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $2,616,000 in the first six months of 1995.

During the second quarter of 1995, securities issued by two issuers were transferred from the held for investment portfolio to the available for sale portfolio due to a significant deterioration in the issuers' creditworthiness. At the dates of transfer, the amortized cost of these securities totaled $12,230,000 and unrealized losses of $3,980,000 were included in stockholders' equity.


The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.4% at June 30, 1995 compared to 8.4% at March 31, 1995 and December 31, 1994 as current market interest rates are similar to the company's portfolio rate.

Mortgage loans make up approximately 10.7% of the company's investment portfolio, as compared to an industry average of 16.7%, based on information reported in the 1994 ACLI Fact Book. The company resumed active mortgage lending in 1990 to broaden its investment alternatives, and continues to increase its investment allocation in this area, due to the availability of attractive yields and loan to value ratios. As a result of this increase in lending activity, mortgages outstanding increased to $825,250,000 from $613,208,000 during the first six months of 1995. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 344 loans with an average size of $2,399,000. Average seasoning of the company's mortgage loan portfolio is 6.7 years if weighted by the number of loans, or 2.1 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1995, the yield on the company's mortgage loan portfolio was 8.8%.

Distribution of these loans by type of collateral and geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Collateral Breakdown
- ------------------------------
  Farm                             4          $157        0.0%
  Multi-family residential        60       204,050       24.7%
  Industrial                     138       214,561       26.0%
  Office buildings                50       138,879       16.9%
  Retail                          89       254,949       30.9%
  Other                            3        12,654        1.5%
                               ______  ____________  _________
TOTAL                            344      $825,250      100.0%
                               ======  ============  =========















                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Geographic Breakdown
- ------------------------------
  New England                      1          $234        0.0%
  Middle Atlantic                 39       127,572       15.5%
  South Atlantic                  46       107,409       13.0%
  East North Central              81       206,869       25.1%
  West North Central              41       116,588       14.1%
  East South Central               9        21,062        2.5%
  West South Central              16        30,476        3.7%
  Mountain                        21        49,478        6.0%
  Pacific                         90       165,562       20.1%
                               ______  ____________  _________
TOTAL                            344      $825,250      100.0%
                               ======  ============  =========

At June 30, 1995, two mortgage loans with a carrying value of $884,000 were delinquent by 90 days or more. The company believes any impairment in value of these loans to be temporary. In addition, the estimated fair value of the underlying collateral exceeds the carrying value of the loans. The company, therefore, expects to recover the carrying value of these loans and, as a result of that determination, no valuation allowance has been established. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent less than 11% of the company's investment portfolio and the company has been able to recover 85% of the principal amount of problem mortgages that have been resolved in the last three years.

At June 30, 1995, the company owned real estate totaling $14,074,000, including properties acquired through foreclosure valued at $10,207,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.05% of the company's investments in default at June 30, 1995. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 102.8% of carrying value at June 30, 1995.

Other assets

Accrued investment income increased $11,671,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $33,074,000 over year-end 1994 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $97,572,000. Amortization of costs deferred totaled $31,266,000. In addition, the change in the adjustment to deferred acquisition costs related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115 reduced deferred acquisition costs by $33,232,000 during the first six months of 1995. At June 30, 1995, the company had total assets of $8,865,010,000, an increase of 11.3% over total assets at December 31, 1994.


Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $641,735,000, or 9.1%, during the first six months of 1995 and totaled $7,678,044,000 at June 30, 1995. Reserves for the company's annuity policies increased $604,095,000, or 10.4%, during this period and totaled $6,431,059,000 at June 30, 1995. Life insurance reserves increased $34,721,000, or 2.9%, during the first six months of 1995 and totaled $1,221,965,000 at June 30, 1995.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently range from five years to the term of the policy, with 99.5% of such policies being issued with a surrender charge period of seven years or more during the first six months of 1995. The initial surrender charge on deferred annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period. The following table summarizes the company's deferred annuity liabilities and sales at and for the three months ended June 30, 1995 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected to some degree by changes in interest rates.

                            Deferred             Deferred
                            Annuity     % of     Annuity     % of
Surrender Charge %           Sales      Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $482,287     8.0%
1 to 4 percent                                     848,099    14.0%
5 to 6 percent                 $3,487     0.5%     759,568    12.5%
7 to 9 percent                579,367    84.5%   2,845,923    46.9%
10 percent and greater        102,421    15.0%   1,127,571    18.6%
                          _________________________________________
                             $685,275   100.0%  $6,063,448   100.0%
                          =========================================

Total consolidated debt increased $119,185,000 during the first six months of 1995 as the company issued $100 million of 8.5% notes in February 1995. Commercial paper, issued to offset timing differences in investment related cash receipts and disbursements and to provide for short-term operating needs, amounted to $109,635,000 at June 30, 1995. Other liabilities decreased $13,655,000 from year-end 1994 levels as a result of a decrease in the liability for securities purchased but not yet paid for, partially offset by increases in liabilities for outstanding checks and liabilities for premiums received but not yet applied.

At June 30, 1995, the company had total liabilities of $8,165,883,000 compared to $7,378,263,000 at December 31, 1994, a 10.7% increase.

Equity

At June 30, 1995, stockholders' equity was $699,127,000, or $22.04 per share, compared to $587,333,000 or $18.54 per common share at year end 1994. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $40,823,000, or $1.29 per share, after adjustments to deferred acquisition costs. The ratio of consolidated debt to total capital was 23.1% at June 30, 1995, up from 13.3% at year-end 1994 as a result of the increase in long-term borrowings and commercial paper issued to offset timing differences in investment related cash receipts and disbursements. Excluding commercial paper issued to offset timing differences in investment related cash receipts and disbursements, the ratio of debt to total capital was 18.4% at June 30, 1995. At June 30, 1995, there were 31,717,386 common shares outstanding compared to 31,677,891 shares at December 31, 1994.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short-term liquidity. The company also issues commercial paper to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements. At June 30, 1995 the company had $109,635,000 in commercial paper notes outstanding, an increase of $19,185,000 from December 31, 1994. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

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


The terms of the line of credit agreement totaling $225,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", less intangible assets. These covenants require the company to maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (i) $490,000,000, plus (ii) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus (iii) net proceeds from the issuance of stock from January 1, 1995 to the end of the most recent quarter. At June 30, 1995, $139,377,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Writing and supporting increased volumes of insurance and annuity business requires increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings.
Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In 1993 the company completed a primary stock offering to the public and contributed $70,000,000 of the proceeds from the offering to its insurance operations. In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds of $98,812,000, after expenses. The company contributed $50 million of the proceeds to its insurance subsidiaries and repaid outstanding commercial paper notes with the remaining balance. Future growth in the company's insurance operations, internally or through acquisitions, may require additional capital although the company believes it has sufficient resources to support growth in operations for the next few years. The company's primary sources of capital are the retention of earnings and issuance of common stock or debt.

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, decreased $102,389,000, or 22.7%, to $349,597,000 in the second quarter and $1,955,000, or 0.3%, to $755,435,000 in the first six months of 1995. Annuity sales decreased $105,904,000, or 23.8%, to $339,233,000 in the second quarter and $10,937,000, or 1.5%, to
$734,541,000 in the first six months of 1995. Total annuity premiums (including renewal premiums) decreased $85,613,000, or 19.0%, to $364,451,000 in the second quarter and increased $17,052,000, or 2.3%, to $771,433,000 in the first six months of 1995. The decrease in annuity sales during the second quarter and the first six months of 1995 reflects the impact of the current challenging sales environment wherein higher short-term interest rates have allowed bank certificates of deposit and other shorter duration investments to be more competitive than usual, while declining long-term rates have caused returns on annuity and life products to be comparatively lower than usual. However, the company believes that the growth in its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments. First year and single life insurance premiums increased $3,515,000, or 51.3% to $10,364,000 in the second quarter and $8,982,000, or 75.4%, to $20,894,000 in the first six months of 1995 due to increases in sales of the company's universal life and current interest products. These increased sales are primarily a result of the company's introduction of life insurance products through brokerage agents and the company's revision of its career agents' contract which simplifies compensation schedules and encourages the sale of life insurance products.

Revenues

Total revenues increased $28,101,000, or 17.6%, to $187,391,000 in the second quarter and $54,180,000, or 17.4%, to $366,089,000 in the first six months of 1995. Universal life insurance and annuity product charges increased $1,503,000, or 14.2%, to $12,110,000 in the second quarter and $3,509,000, or 16.6%, to $24,620,000 in the first six months of 1995, as increased withdrawals from the company's annuity products generated higher surrender charge revenues. In addition to increased withdrawal levels, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $480,000, or 4.2%, to $10,923,000 in the second quarter and $995,000, or 4.3%, to
$22,218,000 in the first six months of 1995. These traditional life insurance product premium decreases are a result of the company's decision to emphasize the more popular universal life and current interest products.

Net investment income increased $33,122,000, or 26.4%, to $158,520,000 in the second quarter and $61,467,000, or 25.1%, to $306,766,000 in the first six months of 1995 due to the increase in invested assets. During the second quarter and first six months of 1995, the company had realized gains on the sale of investments of $1,790,000 and $1,903,000, compared to gains of $7,705,000 and $13,714,000 in the same periods of 1994. The level of realized gains in the first six months of 1995 was lower than the same period of 1994 because calls and repayments of fixed maturity securities were lower as market interest rates were similar to the company's portfolio rate.

Expenses

Total insurance benefits and expenses increased $25,897,000, or 22.5%, to $140,847,000 in the second quarter and $51,048,000, or 22.4%, to
$278,731,000 in the first six months of 1995. Interest credited to universal life and investment product account balances increased
$19,920,000, or 25.9%, to $96,960,000 in the second quarter and
$40,249,000, or 26.9%, to $190,126,000 in the first six months of 1995 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to inforce policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following tables summarize the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread at and for the six months ended June 30, 1994 and 1995.

 Six months ended June 30

                    Yield on         Credited          Interest
                     Assets            Rate           Rate Spread
                   __________       __________        ____________
      1995              8.6%             5.8%            2.8%

      1994              8.6%             5.9%            2.7%

 At June 30
                    Yield on         Credited          Interest
                     Assets            Rate           Rate Spread
                   __________       __________        ____________
      1995              8.6%             5.7%            2.9%

      1994              8.6%             5.7%            2.9%

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $519,000, or 6.7%, to $8,262,000 in the second quarter and $1,531,000, or 9.6%, to $17,411,000 in the first six months of 1995. Other benefits increased $59,000, or 0.7%, to $8,339,000 in the second quarter and $557,000, or 3.5%, to $16,472,000 in the first six months of 1995. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors. (1) The company is experiencing an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings.
(3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and has experienced, higher surrenders related to this block of business.

The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and the six months ended June 30, 1995 and 1994:

                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                       ----------------    ----------------
                                         1995    1994        1995    1994
                                         ----    ----        ----    ----
Annuity Withdrawals                       8.4%    9.2%        8.8%    7.9%

Excluding five year interest guarantee
  and five year surrender charge
  business sold in 1988 and 1989          7.5%    6.0%        7.4%    6.0%

Life lapse rates                          8.2%    7.6%        8.0%    7.4%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

During the second quarter of 1995, the company reintroduced products through stockbrokers, but has modified the pricing assumptions to reflect higher lapse expectations. Prior to this, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. At June 30, 1995, policies originally issued with a 5 year interest guarantee represent approximately 1.8% ($108 million) of the company's annuity liabilities.

Commissions decreased $5,175,000, or 12.0%, to $37,862,000 in the second quarter and increased $6,056,000, or 8.2%, to $79,661,000 in the first six months of 1995. General expenses decreased $582,000, or 5.7%, to $9,731,000 in the second quarter and increased $1,183,000, or 6.0%, to $20,802,000 in the first six months of 1995. Insurance taxes also decreased $133,000, or 5.6%, to $2,255,000 in the second quarter and increased $421,000, or 9.1%, to $5,054,000 in the first six months of 1995. Decreases in commissions and insurance taxes during the second quarter are directly related to annuity sales during this period. The increase in commissions during the first six months of 1995 is due to higher life insurance product sales and a change in the company's career agent contract which increased the amount of commissions paid to agents while decreasing the amount of fixed costs and expenses paid to the agents. General expenses grew slightly in the first six months as they relate more directly to policyholder base and total assets than to current period sales. Most costs incurred as the result of new sales and have been deferred, thus having very little impact on total insurance expenses.

The amortization of deferred policy acquisition costs increased by $4,487,000, or 36.5%, in the second quarter and $7,938,000, or 34.0%, in the first six months of 1995. Amortization of deferred acquisition costs related to operating earnings increased $5,228,000, or 51.1%, in the second quarter and $10,905,000, or 57.3%, in the first six months of 1995 due in part to a 22.6% increase in the deferred policy acquisition cost asset since June 30, 1994 as costs of generating sales of the company's products are deferred and amortized in later periods. In addition, the company has accelerated the amortization of the deferred policy acquisition cost asset due to higher withdrawals experienced in 1994 and 1995 as well as an expectation that future lapse rates will be higher than previously assumed. Surrender charges assessed on certain withdrawals offset some of this accelerated amortization. Amortization related to realized gains decreased $741,000, or 35.7%, in the second quarter and $2,967,000, or 69.0%, in the first six months of 1995 due to the decrease in total realized gains. A breakdown of the amortization of deferred policy acquisition costs for the three and six months ended June 30, 1995 and 1994 is as follows:

                                     Three Months Ended     Six Months Ended
                                          June 30               June 30
                                     ------------------    ------------------
                                       1995      1994        1995      1994
                                       ----      ----        ----      ----
                                             (Dollars in thousands)
Amortization related to:
  Operating income                   $15,459   $10,231     $29,930   $19,025

  Realized gains                       1,336     2,077       1,336     4,303
                                     --------  --------    --------  --------
                                     $16,795   $12,308     $31,266   $20,328
                                     ========  ========    ========  ========



































Income

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $2,630,000, or 11.8%, in the second quarter and $5,971,000, or 14.1%, in the first six months of 1995. Net income increased $607,000, or 2.3%, in the second quarter and $1,799,000 or 3.7%, in the first six months of 1995. A breakdown of income is as follows:

                                             1995                  1994
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
Three months ended June 30:

  Operating income                   $24,985      $0.79    $22,355      $0.70

  Realized gains (net of tax)

    Gains realized on disposal
      of investments                   1,164       0.04      5,008       0.16

    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                 1,339       0.04         --         --

    Realized gains related
      amortization of DPAC              (868)     (0.03)    (1,350)     (0.04)
                                    ---------  ---------  ---------  ---------
                                       1,635       0.05      3,658       0.12
                                    ---------  ---------  ---------  ---------
  Net income                         $26,620      $0.84    $26,013      $0.82
                                    =========  =========  =========  =========





















                                            1995                  1994
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
Six months ended June 30:

  Operating income                   $48,372      $1.53    $42,401      $1.34

  Realized gains (net of tax)

    Gains realized on disposal
      of investments                   1,237       0.04      9,011       0.29

    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                 1,673       0.05         --         --

    Realized gains related              (868)     (0.03)    (2,797)     (0.09)
      amortization of DPAC          ---------  ---------  ---------  ---------
                                       2,042       0.06      6,214       0.20
                                    ---------  ---------  ---------  ---------
  Net income                         $50,414      $1.59    $48,615      $1.54
                                    =========  =========  =========  =========

Average shares outstanding totaled 31,677,568 in the second quarter and 31,670,536 in the first six months of 1995 up from 31,610,708 and 31,570,348 in the same periods of 1994.


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

In addition, the NAIC has adopted Guideline XXXIII (formerly known as, Guideline GGG) effective December 31, 1995 which will require the company to increase annuity reserves in its statutory financial statements by approximately $15 to $30 million. The guideline allows this increase to be phased in over a three year period if approved by the insurance department in the state of domicile. The guideline would have no effect on financial statements prepared in accordance with GAAP.

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





























                       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       Equitable of Iowa Companies, Equitable Life Insurance Company of
       Iowa and Equitable American Insurance Company are defendants in a class action lawsuit brought on May 2, 1995 in the Iowa District
       Court for Polk County by a policyholder, Russell A. Kolsrud, claiming unspecified damages as a result of sales of life insurance policies with so-called "vanishing premiums" which use cash values to pay insurance premiums under certain interest rate scenarios. The complaint alleges the policyholders were misled by optimistic policy illustrations. The company and its subsidiaries deny the allegations, including the existence of a legitimate class, and believe that the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The company intends to defend the suit vigorously. The suit is in its early procedural stages. It has not yet been certified as a class action.

       In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation none of which management believes is material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The annual meeting of the Company was held on April 27, 1995.

         (c)(i) Election of four directors to the Company's Board of Directors with the following voting results:

                                                       Against or      Broker
                                           For          Withheld      Non-Votes

                  Richard B. Covey     28,744,604        24,254           0
                  James L. Heskett     28,749,718        24,254           0
                  Robert E. Lee        28,614,311        24,254           0

            (ii) Approval of the Company's Restated and Amended Key Employee Incentive Plan.

                                        Against or                     Broker
                        For              Withheld     Abstentions     Non-Votes

                    27,745,308           717,925        263,899           0

            (iii) Approval of the Company's Restated and Amended 1992 Stock
                  Incentive Plan.

                                        Against or                     Broker
                        For              Withheld     Abstentions     Non-Votes

                    26,777,396          1,676,855       272,882           0

            (iv) Approval of the appointment of Ernst & Young LLP as auditors for the Company for the year 1995.

                                        Against or                     Broker
                        For              Withheld     Abstentions     Non-Votes

                    27,745,308           717,925        263,899           0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               4(a) Letter agreement to furnish Commission upon request copies of other long-term debt instruments

              11     Statement re: Computation of per share earnings

              21     Subsidiary list

              27     Financial Data Schedule (electronic filing only)

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.












































                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  July 31, 1995             EQUITABLE OF IOWA COMPANIES





                                 By /s/ P. E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ D. A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1995
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1995
                       EQUITABLE OF IOWA COMPANIES

                                                                   Page Number


      (vii) Restated and Amended Key Employee Incentive Plan filed as Exhibit A of Registrant's Proxy Statement dated March 14,
             1995, is incorporated by reference                         --

     (viii) Restated and Amended 1992 Stock Incentive Plan Registration Statement No. 33-57492 filed as Exhibit B of Registrant's Proxy Statement dated March 14, 1995, is incorporated by
             by reference                                               --


             * Management contracts or compensation plans required to
               be filed as an Exhibit pursuant to Item 14(c) of Form
               10(K).

11   Statement re: Computation of Per Share Earnings                    --

21   Subsidiaries List                                                  --

23   Consent of Experts and Counsel

     (a) Consent of independent auditors (not required)                 --
     (b) Consent of counsel (not required)                              --

27   Financial Data Schedule (electronic filing only)                   --

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November
     11, 1991, is incorporated by reference                             --