Form 10-Q
period 1995-09-30
EQUITABLE OF IOWA COMPANIES
filed 1995-11-03
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1995

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,756,676 shares of Common Stock as of October 31, 1995.

FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                FOR THE THREE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Universal life and annuity product
  charges                                          $13,269             $11,151
 Traditional life insurance premiums                10,597              11,954
 Net investment income                             162,867             137,263
 Realized gains on investments                       1,114               3,343
 Other income                                        4,194               4,670
                                           ________________    ________________
                                                   192,041             168,381
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances            99,435              82,555
   Benefit claims incurred in excess of
    account balances                                 3,186               3,090
  Traditional life insurance benefits:
   Death benefits                                    6,367               4,595
   Other benefits                                    8,171               8,665
  Increase (decrease) in future policy benefits:
   Life and annuity                                   (283)              2,425
   Other contracts                                    (189)                143
  Distributions to participating
   policyholders                                     6,398               6,639
  Underwriting, acquisition and insurance expenses:
   Commissions                                      35,618              45,843
   General expenses                                 10,306              11,827
   Insurance taxes                                   2,670               2,779
   Policy acquisition costs deferred               (43,337)            (56,414)
   Amortization of deferred policy
    acquisition costs                               17,774              13,836
                                           ________________    ________________
                                                   146,116             125,983

Interest expense                                     4,046               1,811
Other expenses                                       2,208               2,477
                                           ________________    ________________
                                                   152,370             130,271
                                           ________________    ________________
                                                    39,671              38,110


Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                           $10,325             $12,224
 Deferred                                            2,535               1,013
                                           ________________    ________________
                                                    12,860              13,237
                                           ________________    ________________
                                                    26,811              24,873
Equity income (loss), net of related tax
  benefit of $15 in 1995 and $(77) in 1994              29                (152)
                                           ________________    ________________
         NET INCOME                                $26,840             $24,721
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1995 - 31,731,063;
    1994 - 31,644,743):                              $0.85               $0.78
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.135               $0.12




























Consolidated Statements of Income (Unaudited):

                                                 FOR THE NINE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Universal life and annuity product
  charges                                          $37,889             $32,262
 Traditional life insurance premiums                32,815              35,167
 Net investment income                             469,633             382,562
 Realized gains on investments                       3,017              17,057
 Other income                                       14,776              13,242
                                           ________________    ________________
                                                   558,130             480,290
BENEFITS AND EXPENSES:
  Universal life and annuity product benefits:
   Interest credited to account balances           289,561             232,432
   Benefit claims incurred in excess of
    account balances                                 7,693               5,886
  Traditional life insurance benefits:
   Death benefits                                   19,271              17,679
   Other benefits                                   24,643              24,580
  Increase (decrease) in future policy benefits:
   Life and annuity                                  2,843               3,603
   Other contracts                                    (278)                187
  Distributions to participating
   policyholders                                    18,872              18,893
  Underwriting, acquisition and insurance expenses:
   Commissions                                     115,279             119,448
   General expenses                                 31,108              31,446
   Insurance taxes                                   7,724               7,412
   Policy acquisition costs deferred              (140,909)           (145,064)
   Amortization of deferred policy
    acquisition costs                               49,040              37,164
                                           ________________    ________________
                                                   424,847             353,666

Interest expense                                     9,819               5,996
Other expenses                                       6,107               7,602
                                           ________________    ________________
                                                   440,773             367,264
                                           ________________    ________________
                                                   117,357             113,026












Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                 FOR THE NINE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                           $32,468             $36,250
 Deferred                                            7,677               3,359
                                           ________________    ________________
                                                    40,145              39,609
                                           ________________    ________________
                                                    77,212              73,417
Equity income (loss), net of related tax
  benefit of $23 in 1995 and $(20) in 1994              42                 (81)
                                           ________________    ________________
         NET INCOME                                $77,254             $73,336
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1995 - 31,690,934;
    1994 - 31,595,419):                              $2.44               $2.32
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                 $0.39              $0.345




























Consolidated Balance Sheets (Unaudited):

                                           September 30, 1995  December 31, 1994
                                           ________________    _________________
                                                 (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities:
  Held for investment, at amortized cost
   (market:  1995 - $5,462,094;
    1994 - $5,059,090)                          $5,280,715           $5,393,798
  Available for sale, at market
   (cost:  1995 - $1,646,030;
   1994 - $819,083)                              1,713,981              778,486
 Equity securities, at market
   (cost:  1995 - $23,380; 1994 - $23,351)          25,666               22,978
 Mortgage loans on real estate                   1,040,445              613,208
 Real estate, less allowances for
  depreciation of $4,665 in 1995
  and $4,659 in 1994                                14,125               15,668
 Policy loans                                      181,179              176,448
 Short-term investments                             18,055               50,975
                                           ________________    _________________
TOTAL INVESTMENTS                                8,274,166            7,051,561

Cash and cash equivalents                            8,871               12,674

Securities and indebtedness of
 related parties                                    11,187               11,034

Accrued investment income                          119,068              105,959

Notes and other receivables                         27,406               23,173

Deferred policy acquisition costs                  664,635              607,626

Property and equipment, less
 allowances for depreciation of
 $8,942 in 1995 and $6,795 in 1994                   7,957                7,843

Current income taxes recoverable                     6,866               14,491

Intangible assets                                    3,695                2,605

Other assets                                        46,057               43,664

Separate account assets                            144,364               84,963
                                           ________________    _________________
   TOTAL ASSETS                                 $9,314,272           $7,965,593
                                           ================    =================






Consolidated Balance Sheets (Unaudited):

                                           September 30, 1995  December 31, 1994
                                           ________________    _________________
                                                 (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Universal life and annuity products           $7,192,810           $6,237,107
  Traditional life insurance products              779,941              777,100
  Unearned revenue reserve                          14,103               14,317
 Other policy claims and benefits                    8,241                7,785
                                           ________________    _________________
                                                 7,995,095            7,036,309

Other policyholders' funds:
 Supplementary contracts without
  life contingencies                                12,038               12,224
 Advance premiums and other deposits                   711                  790
 Accrued dividends                                  12,739               12,761
                                           ________________    _________________
                                                    25,488               25,775

Deferred income taxes                               26,671                1,442

Notes and loans payable:
 Commercial paper notes                            181,000               90,450
 Long-term debt                                    100,000                   --
                                           ________________    _________________
                                                   281,000               90,450

Other liabilities                                  129,129              139,324
Separate account liabilities                       144,364               84,963
                                           ________________    _________________
   TOTAL LIABILITIES                             8,601,747            7,378,263

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                           --                   --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,756,463
  shares in 1995 and 31,677,891 in 1994             31,756               31,678
 Additional paid-in capital                         80,008               78,661
 Unrealized appreciation (depreciation) on
  fixed maturity securities                         29,866              (26,493)
 Unrealized appreciation (depreciation) on
  marketable equity securities                       2,286                 (373)
 Retained earnings                                 570,467              505,622
 Unearned compensation (deduction)                  (1,858)              (1,765)
                                           ________________    _________________
   TOTAL STOCKHOLDERS' EQUITY                      712,525              587,330
                                           ________________    _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $9,314,272           $7,965,593
                                           ================    =================

Consolidated Statement of Cash Flows (Unaudited):

                                                 FOR THE NINE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                        $77,254             $73,336
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to universal life
   and annuity products:
   Interest credited to account balances           289,561             232,432
   Charges for mortality and
    administration                                 (40,012)            (34,040)
   Change in unearned revenues                        (416)               (615)
  Increase in traditional life policy
   liabilities and accruals                          3,406               1,634
  Decrease in other policyholders' funds              (287)                (34)
  Increase in accrued investment income            (13,109)            (10,450)
  Policy acquisition costs deferred               (140,909)           (145,064)
  Amortization of deferred policy
   acquisition costs                                49,040              37,164
  Change in other assets, other liabilities,
   and accrued income taxes                         (6,233)             23,914
  Provision for depreciation and
   amortization                                     (3,857)              1,247
  Provision for deferred income taxes                7,715               3,226
  Share of (income) losses of related
   parties                                             (65)                 58
  Realized gains on investments                     (3,017)            (17,057)
                                           ________________    ________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       219,071             165,751

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - held for investment           171,793             256,416
  Fixed maturities - available for sale             77,995             189,475
  Equity securities                                    225                  --
  Mortgage loans on real estate                     41,238              26,875
  Real estate                                        1,799               1,279
  Policy loans                                      20,170              23,761
  Short-term investments - net                      32,920              47,053
                                           ________________    ________________
                                                   346,140             544,859
 Acquisition of investments:
  Fixed maturities - held for investment           (59,684)         (1,361,086)
  Fixed maturities - available for sale           (893,832)           (135,961)
  Equity securities                                   (257)               (100)
  Mortgage loans on real estate                   (467,988)           (183,106)
  Real estate                                         (901)               (395)
  Policy loans                                     (24,901)            (22,249)
                                           ________________    ________________
                                                (1,447,563)         (1,702,897)

Consolidated Statement of Cash Flows (Unaudited):      (CONTINUATION)

                                                 FOR THE NINE MONTHS ENDED
                                          September 30, 1995  September 30, 1994
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                                 $17              $2,731
 Additions to investments accounted for
  by the equity method                                  --                  (2)
 Repayments of notes receivable                        146                   1
 Issuance of notes receivable                           --              (1,262)
 Sales of property and equipment                        89                 254
 Purchases of property and equipment                (2,477)             (2,197)
                                           ________________    ________________
NET CASH USED IN INVESTING ACTIVITIES           (1,103,648)         (1,158,513)

FINANCING ACTIVITIES
 Issuance of long term debt                        100,000                  --
 Repayment of long term debt                            --             (50,214)
 Issuance of commercial paper - net                 90,550             140,500
 Receipts from universal life policies
  and annuity contracts credited to
  policyholder account balances                  1,332,037           1,355,844
 Return of policyholder account balances
  on universal life policies and
  annuity contracts                               (625,883)           (433,975)
 Issuance of stock under employee stock
  plans                                             (3,521)                311
 Cash dividends paid                               (12,409)            (10,942)
                                           ________________    ________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                       880,774           1,001,524
                                           ________________    ________________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (3,803)              8,762
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 12,674               5,190
                                           ________________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $8,871             $13,952
                                           ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                          $8,814              $5,110
  Income taxes                                      20,702              46,794

Non-cash investing activities:
  Foreclosure of mortgage loans                         --                 250


NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2 -- INVESTMENT OPERATIONS

Fixed maturity securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Fixed maturity securities which may be sold are designated as "available for sale". Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Transfers of securities between categories are restricted and are recorded at fair value at the time of transfer. Securities that are determined to have a decline in value that is other than temporary are written down to fair value, which becomes the security's new cost basis, by a charge to realized losses in the company's Statement
of Income.   Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.

Equity securities (common and nonredeemable preferred stocks) are reported at market if readily marketable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity. Equity securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value, which becomes the security's new cost basis, by a charge to realized losses in the company's Statement of Income.

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

The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On September 30, 1995, fixed income securities with an amortized cost of $1,646,030,000 and an estimated market value of $1,713,981,000 were designated as available for sale. Unrealized gains on these securities, net of adjustments to deferred policy acquisition costs and deferred taxes increased stockholders' equity by $29,866,000, or $0.94 per share, at September 30, 1995.














At September 30, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities held for investment are as follows:

HELD FOR INVESTMENT

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
September 30, 1995                Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $274,052     $10,792       ($552)   $284,292
 Other                              5,186         360         (13)      5,533
States, municipalities and
 political subdivisions            15,316       1,122          --      16,438
Foreign governments                10,573       2,484          --      13,057
Public utilities                1,187,359      50,609     (12,276)  1,225,692
Investment grade corporate      1,557,551     127,772      (7,212)  1,678,111
Below investment grade
 corporate                        174,028       3,931      (1,519)    176,440
Mortgage-backed securities      2,056,011      43,947     (37,830)  2,062,128
Redeemable preferred stocks           639          --        (236)        403
                               ___________ ___________ ___________ ___________
TOTAL HELD FOR
  INVESTMENT                   $5,280,715    $241,017    ($59,638) $5,462,094
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
                               =========== =========== =========== ===========

At September 30, 1995 and December 31, 1994, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
September 30, 1995                Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities       $21,223        $262                 $21,485
 Other                             63,603       2,878                  66,481
Public utilities                  104,783       5,148     ($1,121)    108,810
Investment grade corporate        807,214      53,358      (2,151)    858,421
Below investment grade
 corporate                        348,213       9,784      (9,541)    348,456
Mortgage-backed securities        300,994       9,442        (108)    310,328
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR SALE       $1,646,030     $80,872    ($12,921) $1,713,981
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







Amortized cost and estimated market value of debt securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
HELD FOR INVESTMENT                                Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due in one year or less                                 $98             $98
Due after one year through five years                66,209          69,479
Due after five years through ten years              557,108         584,687
Due after ten years                               2,327,237       2,461,410
                                               _____________   _____________
                                                  2,950,652       3,115,674
Mortgage-backed securities                        2,330,063       2,346,420
                                               _____________   _____________
TOTAL HELD FOR INVESTMENT                        $5,280,715      $5,462,094
                                               =============   =============

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due after one year through five years               $99,620        $100,157
Due after five years through ten years              770,923         805,516
Due after ten years                                 453,270         476,495
                                               _____________   _____________
                                                  1,323,813       1,382,168
Mortgage-backed securities                          322,217         331,813
                                               _____________   _____________
TOTAL AVAILABLE FOR SALE                         $1,646,030      $1,713,981
                                               =============   =============


















Carrying value and estimated market value of mortgage-backed securities, which comprise 38.1% of the company's investment in fixed maturity securities as of September 30, 1995, are as follows:

                                                                 Estimated
                                                 Carrying         Market
                                                   Value           Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,376         $18,105
   Planned amortization class                        84,688          87,704
   Targeted amortization class                       29,298          29,372
   Sequential pay                                    70,317          71,753
   Pass through                                      93,859          98,844
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,447          31,467
   Planned amortization class                        25,904          26,597
   Targeted amortization class                      447,140         439,996
   Sequential pay                                 1,791,482       1,801,931
   Mezzanines                                        38,099          38,218
   Private placements and subordinate issues         33,266          34,246
                                               _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,661,876      $2,678,233
                                               =============   =============

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company does not hold any "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to capital loss during periods of accelerated prepayments. At September 30, 1995, unamortized premiums on mortgage-backed securities totaled $5,972,000 and unaccrued discounts on mortgage-backed securities totaled $67,302,000.











An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the nine months ended September 30, 1995 and 1994 is as follows:

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Nine months ended September 30, 1995
------------------------------------
Scheduled principal repayments
 calls and tenders (available
 for sale only):
  Held for investment            $141,185      $4,562       ($262)   $145,485
  Available for sale               37,935         126         (17)     38,044
Sales:
  Held for investment              21,983       4,325          --      26,308
  Available for sale               39,370         584          (3)     39,951
                               ___________ ___________ ___________ ___________
TOTAL                            $240,473      $9,597       ($282)   $249,788
                               =========== =========== =========== ===========

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Nine months ended September 30, 1994
------------------------------------
Scheduled principal repayments
 calls and tenders (available
 for sale only):
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

During the second quarter of 1995, securities issued by two issuers were transferred from the held for investment portfolio to the available for sale portfolio due to significant deterioration in the issuers' creditworthiness. At the dates of transfer, the amortized cost of the securities totaled $12,230,000 and unrealized losses of $3,980,000 were included in stockholders' equity. There were no other transfers between the held for investment and available for sale portfolios during the nine months ended September 30, 1995. During the nine months ended September 30, 1995, the change in the net unrealized gain or loss on available for sale securities included in stockholders' equity, net of adjustments, amounted to $56,359,000 of net appreciation.

During the first quarter of 1995, the company identified one below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $2,103,000 in the first quarter of 1995 to reduce the carrying value of this security to its estimated fair value of $900,000.
This security was sold in April 1995 at no gain or loss. During the second quarter of 1995, the company identified an additional below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $3,699,000 to reduce the carrying value of this security to its estimated fair value of $3,360,000. During the third quarter of 1995, the company sold a portion of the bond written down in the second quarter, with a carrying value of $480,000, at a gain of $150,000.

At September 30, 1995, the company owned equity securities with a combined book value of $23,380,000 and an estimated market value of $25,666,000, resulting in gross unrealized appreciation of $2,461,000 and gross unrealized depreciation of $175,000.

At September 30, 1995, the company had established a valuation allowance of $35,000 on one mortgage loan to reduce the carrying value of this investment to its estimated fair value, less costs to sell. At September 30, 1995, two mortgage loans with a combined carrying value of $859,000 were delinquent by 90 days or more. The company believes any impairment in value of these loans to be temporary. In addition, the estimated fair value of the underlying collateral exceeds the carrying value of the loans. The company, therefore, expects to recover the carrying value of these loans and, as a result of that determination, no valuation allowance has been established.

The carrying value of investments which have been non-income producing for the twelve months preceding September 30, 1995 totaled $239,000 related to one real estate property.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at September 30, 1995.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations and could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At September 30, 1995, the company had reinsurance treaties with 18 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $12,837,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $10,072,000 at September 30, 1995 for reserve credits on reinsured policies. Insurance premiums and product charges have been reduced by $4,699,000 in the first nine months and $1,648,000 in the third quarter of 1995 compared to $4,594,000 and $1,574,000, respectively, in the same periods of 1994, as a
result of the cession agreements.   Insurance benefits and expenses have
been reduced by $6,976,000 in the first nine months and $3,450,000 in the third quarter of 1995 compared to $3,198,000 and $2,171,000, respectively, in the same periods of 1994. The amount of reinsurance assumed is not significant.

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In some states, such assessments are offset by reductions in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The amount of these assessments prior to 1991 was not material. Failures of companies since 1990 could result in future assessments in material amounts. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimate of future guaranty fund assessments accordingly.
During the first nine months of 1995, the company accrued and charged to expense an additional $492,000, and at September 30, 1995, the remaining reserve for insurance guaranty fund assessments, net of expected future premium tax credits, totaled $13,685,000. The company has received information concerning an insurance company insolvency that has not previously been contemplated by the company in the establishment of its reserve for future assessments. As a result, there is reasonable possibility that the company may accrue an additional amount to increase its reserve in the near future and this amount could be material. However, sufficient information has not yet been received upon which to base an accrual. The company is anticipating some more specific information on guaranty fund assessments to be available from the National Organization of Life and Health Insurance Guaranty Associations in the next few months.

At September 30, 1995, outstanding commitments to fund mortgage loans on real estate totaled $137,727,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $10,280,000 at September 30, 1995.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a
consolidated basis.   The consolidated financial statements include the
accounts of the company and its subsidiaries. All of the company's significant subsidiaries are wholly-owned. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG").

RESULTS OF OPERATIONS

Sales

Total annuity and life insurance sales, as measured by first year and single premiums, decreased $125,622,000, or 25.2%, to $372,356,000 in the third quarter and $127,577,000, or 10.2%, to $1,127,791,000 in the first nine months of 1995. Annuity sales decreased $129,267,000, or 26.3%, to $362,245,000 in the third quarter and $140,203,000, or 11.3%, to
$1,096,787,000 in the first nine months of 1995. Total annuity premiums (including renewal premiums) decreased $118,792,000, or 24.0%, to $375,885,000 in the third quarter and $101,739,000, or 8.1%, to
$1,147,318,000 in the first nine months of 1995. The decrease in annuity sales during the third quarter and the first nine months of 1995 reflects the impact of the current challenging sales environment wherein high short-term interest rates have allowed bank certificates of deposit and other shorter duration investments to be more competitive than usual, while declining long-term rates have caused returns on annuity and life products to be comparatively lower than usual. However, the company believes that the growth in the number of its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, prompt policy issuance and weekly commission payments. First year and single life insurance premiums increased $3,645,000, or 56.4% to $10,111,000 in the third quarter and $12,626,000, or 68.7%, to $31,004,000 in the first nine months of 1995 due to increases in sales of the company's universal life and current interest products. These increased sales are primarily a result of the company's introduction of life insurance products through brokerage agents and the company's revision of its career agents' contract which simplifies compensation schedules and encourages the sale of life insurance products.

Revenues

Total revenues increased $23,660,000, or 14.1%, to $192,041,000 in the third quarter and $77,840,000, or 16.2%, to $558,130,000 in the first nine months of 1995. Universal life insurance and annuity product charges increased $2,118,000, or 19.0%, to $13,269,000 in the third quarter and $5,627,000, or 17.4%, to $37,889,000 in the first nine months of 1995, in conjunction with the growth in the company's policyholder liabilities. In addition withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income, which allows the company to recover a portion of the expenses incurred to generate policy sales, was offset by greater amortization of deferred policy acquisition costs. Premiums from traditional life insurance products decreased $1,357,000, or 11.3%, to $10,597,000 in the third quarter and $2,352,000, or 6.7%, to $32,815,000 in the first nine months of 1995. These traditional life insurance product premium decreases are a result of the company's decision to emphasize the more popular universal life and current interest products.

Net investment income increased $25,604,000, or 18.7%, to $162,867,000 in the third quarter and $87,071,000, or 22.8%, to $469,633,000 in the first nine months of 1995 due to the increase in invested assets. During the third quarter and first nine months of 1995, the company had realized gains on the sale of investments of $1,114,000 and $3,017,000, compared to gains of $3,343,000 and $17,057,000 in the same periods of 1994. The level of realized gains in the first nine months of 1995 was lower than the same period of 1994 because calls and repayments of fixed maturity securities were lower as market interest rates were similar to the company's portfolio rate.


Expenses

Total insurance benefits and expenses increased $20,133,000, or 16.0%, to $146,116,000 in the third quarter and $71,181,000, or 20.1%, to
$424,847,000 in the first nine months of 1995. Interest credited to universal life and investment product account balances increased
$16,880,000, or 20.4%, to $99,435,000 in the third quarter and $57,129,000, or 24.6%, to $289,561,000 in the first nine months of 1995 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to inforce policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following tables summarize the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread at and for the nine months ended September 30, 1994 and 1995.

Nine months ended September 30

                            Yield on           Credited         Interest
                            Assets             Rate             Rate Spread
                            _________          ________         ___________
  Base rate (excluding first year bonus):
      1995                     8.6%               5.7%             2.9%
      1994                     8.6%               5.8%             2.8%

  Total (including first year bonus):
      1995                     8.6%               6.1%             2.5%
      1994                     8.6%               6.3%             2.3%


At September 30

                            Yield on           Credited         Interest
                            Assets             Rate             Rate Spread
                            _________          ________         ___________
  Base rate (excluding first year bonus):
      1995                     8.6%               5.7%             2.9%
      1994                     8.6%               5.7%             2.9%

  Total (including first year bonus):
      1995                     8.6%               6.0%             2.6%
      1994                     8.6%               6.2%             2.4%

The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, universal life-type policies and participating life policies. Total interest credited rate includes first year bonus interest credited to certain annuity policies.


Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $1,868,000, or 24.3%, to $9,553,000 in the third quarter and $3,399,000, or 14.4%, to $26,964,000 in the first nine months of 1995. The increase in individual life mortality benefits negatively impacted earnings by approximately $200,000, or $0.01 per share, for the third quarter 1995 and $1,200,000, or $0.04 per share, for the first nine months of 1995 compared to the same periods of 1994, after consideration of reserve released and taxes. Other benefits decreased $494,000, or 5.7%, to $8,171,000 in the third quarter and increased $63,000, or 0.3%, to $24,643,000 in the first nine months of 1995. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

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














The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and the nine months ended September 30, 1995 and 1994:

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                     ------------------    ------------------
                                       1995      1994        1995      1994
                                       ----      ----        ----      ----
Annuity Withdrawals                      7.1%     10.7%        8.2%      9.1%

Excluding five year interest guarantee
  and five year surrender charge
  business sold in 1988 and 1989         6.9%      6.3%        7.3%      6.1%

Life lapse rates                         9.0%      7.5%        8.3%      7.4%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

During the second quarter of 1995, the company made one fixed annuity product available for sale through stockbrokers, but has modified the pricing assumptions to reflect higher lapse expectations. Prior to this, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. At September 30, 1995, policies originally issued with a 5 year interest guarantee represent approximately 1.6% ($103 million) of the company's annuity liabilities.

Commissions decreased $10,225,000, or 22.3%, to $35,618,000 in the third quarter and $4,169,000, or 3.5%, to $115,279,000 in the first nine months of 1995. General expenses decreased $1,521,000, or 12.9%, to $10,306,000 in the third quarter and $338,000, or 1.1%, to $31,108,000 in the first nine months of 1995. Insurance taxes also decreased $109,000, or 3.9%, to $2,670,000 in the third quarter and increased $312,000, or 4.2%, to $7,724,000 in the first nine months of 1995. Decreases in commissions and insurance taxes during the third quarter are directly related to annuity sales during this period. General expenses decreased more slowly in the first nine months as they relate more directly to policies in force and total assets than to current period sales. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

The amortization of deferred policy acquisition costs increased by $3,938,000, or 28.5%, in the third quarter and $11,876,000, or 32.0%, in the first nine months of 1995. Amortization of deferred acquisition costs related to operating earnings increased $4,519,000, or 35.9%, in the third quarter and $15,424,000, or 48.8%, in the first nine months of 1995 due in part to a 16.8% increase in the deferred policy acquisition cost asset since September 30, 1994 as costs of generating sales of the company's products are deferred and amortized in later periods. In addition, the company has accelerated the amortization of the deferred policy acquisition cost asset due to higher withdrawals experienced in 1994 and 1995 as well as an expectation that future lapse rates will be higher than previously assumed. Surrender charges assessed on certain withdrawals offset some of this accelerated amortization. Amortization related to realized gains decreased $581,000, or 46.4%, in the third quarter and $3,548,000, or 63.9%, in the first nine months of 1995 due to the decrease in total realized gains. A breakdown of the amortization of deferred policy acquisition costs for the three and nine months ended September 30, 1995 and 1994 is as follows:

                                     Three Months Ended    Nine Months Ended
                                     ------------------    ------------------
                                       1995      1994        1995      1994
                                       ----      ----        ----      ----
                                             (Dollars in thousands)
Amortization related to:
  Operating income                   $17,102   $12,583     $47,032   $31,608

  Realized gains                         672     1,253       2,008     5,556
                                     --------  --------    --------  --------
Total                                $17,774   $13,836     $49,040   $37,164
                                     ========  ========    ========  ========

Income

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $3,130,000, or 13.8%, in the third quarter and $9,101,000, or 14.0%, in the first nine months of 1995. Net income increased $2,119,000, or 8.6%, in the third quarter and $3,918,000 or 5.3%, in the first nine months of 1995.  A breakdown of income is as follows:

                                             1995                  1994
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
Three months ended September 30:
  Operating income                   $25,768      $0.81    $22,638      $0.72

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                     724       0.02      2,226       0.06

    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                   785       0.03        672       0.02

    Realized gains related
      amortization of DPAC              (437)     (0.01)      (815)     (0.02)
                                    ---------  ---------  ---------  ---------
                                       1,072       0.04      2,083       0.06
                                    ---------  ---------  ---------  ---------
  Net income                         $26,840      $0.85    $24,721      $0.78
                                    =========  =========  =========  =========

                                             1995                  1994
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                               (Dollars in thousands,
                                               except per share data)
Nine months ended September 30:
  Operating income                   $74,140      $2.34    $65,039      $2.06

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                   1,961       0.06     11,237       0.35

    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                 2,458       0.08        672       0.02

    Realized gains related            (1,305)     (0.04)    (3,612)     (0.11)
      amortization of DPAC          ---------  ---------  ---------  ---------
                                       3,114       0.10      8,297       0.26
                                    ---------  ---------  ---------  ---------
  Net income                         $77,254      $2.44    $73,336      $2.32
                                    =========  =========  =========  =========

Average shares outstanding totaled 31,731,063 in the third quarter and 31,690,934 in the first nine months of 1995 up from 31,644,743 and 31,595,419 in the same periods of 1994.

FINANCIAL CONDITION

Investments

The company's total investment portfolio grew $1,240,463,000, or 18.1%, in the first nine months of 1995 from $6.858 billion to $8.099 billion, as $1,204,205,000 of fixed annuity and life insurance premiums were received during the period. The company manages the growth of its insurance operations in order to maintain adequate capital ratios and has established a goal of growing assets at least 20% in 1995. However, based on the pace of current sales, the company may fall short of its 20% asset growth goal.
















To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At September 30, 1995, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                  Carrying   % of     Market    % of  Amortized
                                   Value     Total    Value     Total   Cost
                                _______________________________________________

Investment cash and short-term
 investments                        $23,638    0.3%    $23,638    0.3%     6.3%
Governments and agency mortgage-
 backed securities                  393,093    4.9%    407,286    4.9%     8.3%
Conventional mortgage-backed
 securities                       2,366,339   29.2%  2,372,456   28.5%     7.9%
Investment grade corporate
 securities                       3,712,780   45.8%  3,871,437   46.6%     8.4%
Below-investment grade corporate
 securities                         522,484    6.5%    524,896    6.3%     9.4%
Mortgage loans                    1,040,445   12.8%  1,075,702   12.9%     8.6%
                                _______________________________________________
  Total cash and fixed income
    investments                   8,058,779   99.5%  8,275,415   99.5%     8.3%
Equity securities                    25,666    0.3%     25,666    0.3%     3.9%
Real estate                          14,125    0.2%     14,125    0.2%     2.6%
                                _______________________________________________
  Total investments              $8,098,570  100.0% $8,315,206  100.0%     8.3%
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













At September 30, 1995, the ratings assigned by Standard & Poor's
Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,701,218     38.6%   $2,719,043     37.9%
 AA+ to AA-                         338,445      4.8%      350,331      4.9%
 A+ to A-                         2,070,172     29.6%    2,170,159     30.2%
 BBB+ to BBB-                     1,226,639     17.5%    1,273,830     17.7%
 BB+ to BB-                         490,632      7.0%      492,665      6.9%
 B+ to B-                            66,954      1.0%       66,822      0.9%
 D                                    3,742      0.1%        3,742      0.1%
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 29,434      0.4%       30,465      0.4%
 Rated 2 (BBB+ to BBB-)              25,073      0.4%       26,051      0.4%
 Rated 3 (BB+ to BB-)                39,335      0.6%       40,154      0.6%
 Rated 4 (B+ to B-)                   2,413      0.0%        2,410      0.0%
 Redeemable preferred stock             639      0.0%          403      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,994,696    100.0%   $7,176,075    100.0%
                                ============  =======  ============  =======

                                  Carrying     % of     Estimated     % of
                                   Value       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
 & Aaa Corporates                $2,534,975     36.2%   $2,554,285     35.6%
 Aa1 to Aa3                         400,942      5.7%      405,232      5.6%
 A1 to A3                         2,290,633     32.8%    2,410,041     33.6%
 Baa1 to Baa3                     1,083,752     15.5%    1,116,584     15.6%
 Ba1 to Ba3                         492,976      7.0%      496,231      6.9%
 B1 to B3                            89,976      1.3%       89,685      1.2%
 Caa1 to Caa3                         2,126      0.0%        2,126      0.0%
 Ca                                   3,742      0.1%        3,742      0.1%
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 31,509      0.5%       32,571      0.5%
 Rated 2 (Baa1 to Baa3)              25,073      0.4%       26,051      0.4%
 Rated 3 (Ba1 to Ba3)                35,940      0.5%       36,714      0.5%
 Rated 4 (B1 to B3)                   2,413      0.0%        2,410      0.0%
 Redeemable preferred stock             639      0.0%          403      0.0%
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,994,696    100.0%   $7,176,075    100.0%
                                ============  =======  ============  =======

The company analyzes projected cash flows from investments and policy liabilities under a variety of economic scenarios to determine what portion of its investment portfolio might need to be sold under these scenarios. Based upon this analysis and other factors, the company designates a portion of its fixed maturity securities portfolio as "available for sale". On September 30, 1995, fixed income securities with an amortized cost of $1,646,030,000 and an estimated market value of $1,713,981,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred taxes, increased stockholders' equity by $29,866,000, or $0.94 per share, at September 30, 1995.

Net unrealized appreciation of fixed maturity investments of $249,330,000 was comprised of gross appreciation of $321,889,000 and gross depreciation of $72,559,000.

The percentage of the company's portfolio invested in below investment grade securities has increased slightly during the first nine months of 1995. At September 30, 1995 the carrying value of the company's total investment in below investment grade securities consisted of investments in 100 issuers totaling $522,484,000, or 6.5% of the company's investment portfolio compared to 80 issuers totaling $400,677,000, or 5.9%, at December 31, 1994. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to increase significantly. At September 30, 1995, the yield on the company's below investment grade portfolio was 9.4% compared to 8.4% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $524,896,000, or 100.5% of carrying value, at September 30, 1995.

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

During the first quarter of 1995, the Company identified one below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the Company recognized a pre-tax loss of $2,103,000 in the first quarter of 1995 to reduce the carrying value of this security to its fair value of $900,000. This security was sold in April 1995 at no gain or loss. During the second quarter of 1995, the company identified an additional below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the company recognized a pre-tax loss of $3,699,000 to reduce the carrying value of this security to its estimated fair value of $3,360,000. During the third quarter of 1995, the company sold a portion of the security that was written down in the second quarter with a carrying value of $480,000 at a gain of $150,000.

During the first nine months of 1995, fixed maturity securities designated as held for investment with a combined amortized cost value of $141,185,000 were called or repaid by their issuers generating net realized gains totaling $4,300,000. During the second quarter of 1995, the company sold one security with an amortized cost of $21,983,000 from the held for investment portfolio generating a realized gain of $4,325,000. This sale was due to a significant credit deterioration of the issuer's creditworthiness as a result of a recent announcement of reorganization by the issuer. Also during the first nine months of 1995, fixed maturity securities designated as available for sale with a combined amortized cost value of $77,305,000 were called, repaid or tendered generating net realized gains totaling $690,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $3,513,000 in the first nine months of 1995.

During the second quarter of 1995, securities issued by two issuers were transferred from the held for investment portfolio to the available for sale portfolio due to a significant deterioration in the issuers' creditworthiness. At the dates of transfer, the amortized cost of these securities totaled $12,230,000 and unrealized losses of $3,980,000 were included in stockholders' equity. There were no other transfers from the held for investment portfolio to the available for sale portfolio during the nine months ended September 30, 1995.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.3% at September 30, 1995 compared to 8.4% at December 31, 1994 as current market interest rates are at or below the company's portfolio rate.

Mortgage loans make up approximately 12.8% of the company's investment portfolio, as compared to an industry average of 15.1%, based on information reported in the 1995 ACLI Fact Book. The company resumed active mortgage lending in 1990 to broaden its investment alternatives, and continues to increase its investment allocation in this area, due to the availability of attractive yields and loan to value ratios. As a result of this increase in lending activity, mortgages outstanding increased to $1,040,445,000 from $613,208,000 during the first nine months of 1995. The company expects the carrying value of this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 393 loans with an average size of $2,674,000. Average seasoning of the company's mortgage loan portfolio is 5.9 years if weighted by the number of loans, or 1.9 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1995, the yield on the company's mortgage loan portfolio was 8.6%.


Distribution of these loans by type of collateral and geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Collateral Breakdown
------------------------------
  Farm                             4          $155        0.0%
  Multi-family residential        73       263,139       25.3%
  Industrial                     152       269,447       25.9%
  Office buildings                58       165,101       15.9%
  Retail                         103       329,988       31.7%
  Other                            3        12,615        1.2%
                               ______  ____________  _________
TOTAL                            393    $1,040,445      100.0%
                               ======  ============  =========

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Geographic Breakdown
------------------------------
  Middle Atlantic                 48       167,266       16.1%
  South Atlantic                  50       130,517       12.5%
  East North Central              93       263,379       25.3%
  West North Central              48       136,921       13.2%
  East South Central              14        45,057        4.3%
  West South Central              21        54,167        5.2%
  Mountain                        25        64,701        6.2%
  Pacific                         94       178,437       17.2%
                               ______  ____________  _________
TOTAL                            393    $1,040,445      100.0%
                               ======  ============  =========

At September 30, 1995, two mortgage loans with a carrying value of $859,000 were delinquent by 90 days or more. The company believes any impairment in value of these loans to be temporary. In addition, the estimated fair value of the underlying collateral exceeds the carrying value of the loans. The company, therefore, expects to recover the carrying value of these loans and, as a result of that determination, no valuation allowance has been established. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent only 13% of the company's investment portfolio and the company has been able to recover 84% of the principal amount of problem mortgages that have been resolved in the last three years.

At September 30, 1995, the company owned real estate totaling $14,125,000, including properties acquired through foreclosure valued at $10,291,000.


In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.05% of the company's investments in default at September 30, 1995. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 102.7% of carrying value at September 30, 1995.

Other assets

Accrued investment income increased $13,109,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $57,009,000 over year-end 1994 levels as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $140,909,000. Amortization of deferred costs totaled $49,040,000. In addition, the change in the adjustment to deferred acquisition costs related to the valuation of fixed maturity securities designated as available for sale under SFAS No. 115 reduced deferred acquisition costs by $34,860,000 during the first nine months of 1995. At September 30, 1995, the company had total assets of $9,314,272,000, an increase of 16.9% over total assets at December 31, 1994.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $958,786,000, or 13.6%, during the first nine months of 1995 and totaled $7,995,095,000 at September 30, 1995. Reserves for the company's annuity policies increased $909,144,000, or 15.6%, during this period and totaled $6,736,108,000 at September 30, 1995. Life insurance reserves increased $49,399,000, or 4.2%, during the first nine months of 1995 and totaled $1,236,642,000 at September 30, 1995.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently range from one year to the term of the policy, with 94.4% of such policies being issued with a surrender charge period of seven years or more during the first nine months of 1995. The initial surrender charge on deferred annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.



















The following table summarizes the company's deferred annuity liabilities and sales at and for the nine months ended September 30, 1995 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected to some degree by changes in interest rates.

                            Deferred             Deferred
                            Annuity     % of     Annuity     % of
Surrender Charge %           Sales      Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $507,112     8.0%
1 to 4 percent                                     859,016    13.5%
5 to 6 percent                 $4,672     0.5%     823,491    13.0%
7 to 9 percent                882,394    85.9%   2,981,776    47.2%
10 percent and greater        139,563    13.6%   1,154,571    18.3%
                          _________________________________________
                           $1,026,629   100.0%  $6,325,966   100.0%
                          =========================================

Total consolidated debt increased $190,550,000 during the first nine months of 1995 as the company issued $100 million of 8.5% notes in February 1995. Commercial paper, issued to offset timing differences in investment related cash receipts and disbursements and to provide for short-term operating needs, amounted to $181,000,000 at September 30, 1995. Other liabilities decreased $10,195,000 from year-end 1994 levels as a result of a decrease in the liability for securities purchased but not yet paid for, partially offset by increases in liabilities for outstanding checks and liabilities for premiums received but not yet applied.

At September 30, 1995, the company had total liabilities of $8,601,747,000 compared to $7,378,263,000 at December 31, 1994, a 16.6% increase.

Equity

At September 30, 1995, stockholders' equity was $712,525,000, or $22.44 per share, compared to $587,330,000 or $18.54 per common share at year end 1994. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $29,866,000, or $0.94 per share, after adjustments to deferred acquisition costs and deferred taxes. The ratio of consolidated debt to total capital was 28.3% at September 30, 1995, up from 13.3% at year-end 1994 as a result of the increase in long-term borrowings and commercial paper issued to offset timing differences in investment related cash receipts and disbursements. Excluding commercial paper issued to offset timing differences in investment related cash receipts and disbursements, the ratio of debt to total capital was 19.1% at September 30, 1995. At September 30, 1995, there were 31,756,463 common shares outstanding compared to 31,677,891 shares at December 31, 1994.

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

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short-term liquidity. The company also issues commercial paper to fund short-term advances to the company's insurance subsidiaries to smooth timing differences between investment related cash receipts and disbursements. At September 30, 1995 the company had $181,000,000 in commercial paper notes outstanding, an increase of $90,550,000 from December 31, 1994. The company's commercial paper is rated A1 by Standard and Poor's, P2 by Moody's and D1 by Duff & Phelps Credit Rating Co.

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

The terms of the line of credit agreement totaling $225,000,000 require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", less intangible assets. These covenants require the company to limit consolidated debt to less than 50% of the company's adjusted consolidated tangible net worth. At September 30, 1995, $116,966,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Writing and supporting increased volumes of insurance and annuity business requires increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings. Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In 1993 the company completed a primary stock offering to the public and contributed $70,000,000 of the proceeds from the offering to its insurance operations. In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds of $98,812,000, after expenses. The company contributed $50 million of the proceeds to its insurance subsidiaries and repaid outstanding commercial paper notes with the remaining balance. Future growth in the company's insurance operations, internally or through acquisitions, may require additional capital although the company believes it has sufficient resources to support internal growth in operations for the next few years. The company's primary sources of capital are the retention of earnings and issuance of common stock or debt.

INSURANCE REGULATION

Currently, the company's insurance subsidiaries are subject to regulation and supervision by the states in which they are admitted to transact business. State insurance laws generally establish supervisory agencies with broad administrative and supervisory powers related to granting and revoking licenses to transact business, establishing guaranty fund associations, licensing agents, market conduct, approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, prescribing the form and content of required financial statements and reports, determining the reasonableness and adequacy of statutory capital and surplus and regulating the type and amount of investments permitted. In addition, the company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. The company has received information concerning an insurance company insolvency that has not previously been contemplated by the company in the establishment of its reserve for future assessments. As a result, there is a reasonable possibility that the company may accrue an additional amount to increase its reserve in the near future and this amount could be material. However, sufficient information has not yet been received upon which to base an accrual. The company is anticipating some more specific information on guaranty fund assessments to be available from the National Organization of Life and Health Insurance Guaranty Associations in the next few months.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the NAIC. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC has been working on the development of proposals to govern insurance company investments and holding company investments in subsidiaries and affiliates. It is presently anticipated that final proposals will be considered for adoption as model laws in early 1996. The company does not presently anticipate any material adverse change in its business if the proposals are adopted.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed until the end of 1996. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

The NAIC has adopted Guideline XXXIII which will require the company to increase annuity reserves in its statutory financial statements by approximately $15 to $30 million. The guideline allows this increase to be phased in over a three year period if approved by the insurance department in the state of domicile. The guideline would have no effect on financial statements prepared in accordance with GAAP. The company is preparing to comply with the guideline when required.

There has been increased scrutiny by insurance regulators and the insurance industry itself of insurance sales and marketing activities. The company has conducted a thorough review of its sales and marketing process and has re-emphasized its compliance efforts.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.



























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

               4(a) Letter agreement to furnish Commission upon request copies of other long-term debt instruments

              11     Statement re: Computation of per share earnings

              21     Subsidiary list

              27     Financial Data Schedule (electronic filing only)

         (b) The following report on Form 8-K was filed during the quarter ended September 30, 1995:

              (i) Form 8-K filed July 27, 1995 with respect to the Press Release of the Registrant announcing the financial results of the Registrant for the quarter ended June 30, 1995.

















                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 3, 1995          EQUITABLE OF IOWA COMPANIES





                                 By /s/ P. E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ D. A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                   Nine Months ended September 30, 1995
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                          Exhibits to Form 10-Q
                   Nine Months ended September 30, 1995
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