Form 10-K
period 1995-12-31
EQUITABLE OF IOWA COMPANIES
filed 1996-03-05
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended   December 31, 1995

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

The aggregate market value of voting stock (Common Stock) held by nonaffiliates of the registrant as of February 29, 1996, was $898,495,000.

As of February 29, 1996, 31,853,432 shares of Common Stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in registrant's proxy statement for the annual meeting of shareholders to be held April 25, 1996, is incorporated by reference into Part III hereof.

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

The company has had a rapid rate of growth in assets over the past few years, primarily as a result of increased demand for its annuity products. The company's total assets grew 23%, 24% and 27% in 1995, 1994 and 1993, respectively. Industry-wide asset growth averaged 7% in 1994 and 11% in 1993, based on information compiled by A.M. Best Co. Inc. The company's total assets at December 31, 1995 were $9.8 billion, compared to $8.0 billion at December 31, 1994. Excluding the impact of Statement of Financial Accounting Standards ("SFAS") No. 115, the asset growth rates were 18%, 24% and 27% in 1995, 1994 and 1993, respectively. The company achieved its growth in assets while generating spreads and an overall level of profitability that met its objectives.

Strategy

The company's continuing strategy to achieve its growth and profit goals is to:
      - offer a diversified portfolio of annuity and life insurance products designed to appeal to a broad range of customers in the fast-growing retirement savings market segment;
      -  expand its existing base of over 53,000 agents;
      - provide superior, cost-effective service to its policyholders and agents, brokers and other distributors;
      -  maintain high quality ratings;
      - issue competitive products with protection from early policy termination; and
      - maintain high quality investments having cash flows consistent with the characteristics of the company's policy liabilities.

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

The company's investment strategy emphasizes current income and high credit quality. The persistency of the company's products enables the company to invest in longer maturity investments. Longer maturities typically have provided higher yields than shorter maturities. These higher yields, together with the overall quality of the investment portfolio, allow the company to maintain competitive crediting rates on its interest-sensitive products.

Products

The company offers, through its insurance subsidiaries, a portfolio of annuity and life insurance products designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. For all products, the target market is middle-income individuals, families and small businesses throughout the United States. The company requires that each of its products be priced to earn an adequate margin between the return to the policyholder and the return earned by the company on its investments.

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

The company had 235,000 deferred annuity policies in force at December 31, 1995, with an average account balance of $27,600.

At least once each month the company establishes an interest crediting rate for its new annuity policies. In determining the company's interest crediting rate on new policies, management considers the competitive position of the company, prevailing market rates and the profitability of the annuity product. The company maintains the initial crediting rate for a minimum period of one year. Thereafter, the company may adjust the crediting rate not more frequently than once a year. In establishing renewal crediting rates, the company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the company's in force annuity policies ranged from 3.4% to 11.2% at December 31, 1995. All of the company's fixed annuity products have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy. At December 31, 1995, 1.8% of the company's in force annuity policies had rates credited for a multi-year period.

Certain of the company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual crediting rate by 1.0 to 2.0%. The bonus and the base crediting rates are disclosed to the policyholders. The expected renewal crediting rate on such policies is lower than the expected rate on the company's comparable products that do not have a bonus feature.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for lost investment opportunities and costs if policies are withdrawn early. Under the terms of the company's policies, the policyholder is permitted to withdraw all or part of the premium paid plus the amount credited to his or her account, less a surrender charge for withdrawals. Certain of the company's deferred annuity contracts provide for penalty-free partial withdrawals, typically up to 10% of the accumulation value annually. Surrender charge periods on deferred annuity policies currently typically range from five years to the term of the policy, with 94% of such policies being issued with a surrender charge period of seven years or more during 1995. The average length of the surrender period on the company's deferred annuity policies issued during 1995 was 9.3 years. The initial surrender charge on annuity policies generally ranges from 5% to 20% of the premium and decreases over the surrender charge period. At December 31, 1995, 79% of the company's deferred annuity liabilities were subject to a surrender charge of 5% or more, and only 9% carried no surrender penalty.

In 1992, the company introduced a number of annuity products with a Market Value Adjustment feature, in which a "market value adjustment" is applied to adjust the accumulation value (either up or down but not below the amount of the initial premium plus credited interest at a stated rate) during the surrender charge period. MVA policies accounted for 62% of the company's total annuity sales during 1995 and 35% of total annuity liabilities at December 31, 1995. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

The company also markets tax-qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax-exempt organizations. Teachers and other school employees purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the company's other annuity products. Therefore, the company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket (early 40s to early 50s) who have a longer period to retirement, such as combining a higher crediting interest rate with a longer surrender charge period. The company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an on-going source of renewal premiums. During 1995, the company derived 9% of its annuity premiums from TSAs and intends to continue to grow this percentage over time. In addition to TSAs, the company also sells other tax-qualified retirement annuities for individual retirement accounts and simplified employee pension plans. Total tax-qualified retirement annuity premiums totaled $648 million, or 44% of total 1995 annuity premiums.

Variable Annuities.   Variable annuities are long-term savings vehicles
in which policyholder premiums (purchase payments) are recorded and maintained in a separate account established as a registered investment company. Premiums are invested by the separate account in an underlying series mutual fund or the company's general account at the direction of the policyholder. Policyholders may choose among several available fund options. Investment risk is borne by the policyholder and the value of the policyholder's account depends upon the performance of the funds chosen by the policyholder. Variable annuities provide the company with fee-based revenues in the form of management and administration fees charged to the policyholder's account. The company began marketing variable annuity products in October 1994, and related funds deposited in the company's variable annuity separate account totaled $73.9 million at December 31, 1995.

Life Insurance Products. The company offers a variety of traditional, universal and term life insurance products. Traditional life insurance policies incorporate a fixed premium schedule and combine guaranteed insurance protection with a savings feature. Traditional life policies cost more than comparable term life insurance coverage when the policyholder is younger but less as the policyholder grows older. The policyholder may borrow against the accumulated cash value, with policy loans typically available at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy at any time and receive the accumulated cash value, less any applicable withdrawal charge, rather than continuing the insurance protection. The company currently offers fixed premium, current interest as well as traditional life insurance products, and its insurance in force also includes participating policies.

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

In order to discourage early policy withdrawals and to partially compensate the company for lost investment opportunities and costs if policies are terminated, all of the company's universal life and interest-sensitive policies issued since 1986 have incorporated withdrawal charges or similar provisions. At December 31, 1995, 25% of the company's life insurance liabilities were subject to such charges.

Reserves. In accordance with applicable insurance regulations, the company records as liabilities in its statutory financial statements, actuarially determined reserves that are calculated to meet future obligations under outstanding insurance policies. The reserves are based on statutory recognized methods using prescribed morbidity and mortality tables, as applicable, and interest rates. Reserves include premium deposits, claims that have been reported but are not yet paid, claims that have been incurred but have not been reported, and claims in the process of settlement. The company's reserves satisfy statutory requirements.

The reserves reflected in the company's Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). These reserves are based upon the company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation, and the use of the net level premium method for all non-interest-sensitive products and at full account value with no reduction for surrender penalties, for interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse and expense assumptions into the GAAP reserve calculation.

The following table sets forth certain consolidated information regarding the development of the company's annuity and insurance business and its reserves calculated based on GAAP for each of the five years in the period ended December 31, 1995. Premiums represent premiums and deposits received (as adjusted for due and uncollected premiums), and include premiums on annuity and universal life contracts as well as premiums on traditional products.

(Table following)






























                      PRODUCTS AND SOURCES OF BUSINESS
                           (Dollars in thousands)

As of and for the year
  ended December 31     1995         1994        1993        1992        1991
_________________________________________________________________________________
First year and single
 premiums:
 Fixed annuities and
  other investment
  contracts          $1,348,087   $1,581,930  $1,104,222    $871,310    $461,805
 Variable annuities      65,974        2,808          --          --          --
 Universal life          28,092       15,210      11,345       8,139      10,904
 Fixed premium cur-
  rent interest life      9,502        7,456       4,404       4,594       4,103
 Participating life          --           --          --          --      12,420
 Term life and other      2,488        3,135       2,826       1,977       1,698
                    ____________ ____________ ___________ ___________ ___________
  Total first-year
    and single
    premiums         $1,454,143   $1,610,539  $1,122,797    $886,020    $490,930
                    ============ ============ =========== =========== ===========

Total premiums:
 Fixed annuities and
  other investment
  contracts          $1,398,194   $1,615,768  $1,117,255    $883,951    $474,447
 Variable annuities      65,987        2,808          --          --          --
 Universal life          65,630       50,236      44,784      38,993      39,251
 Fixed premium cur-
  rent interest life     21,535       18,227      14,821      13,178      11,462
 Traditional whole
  life nonpar             6,127        6,544       7,146       7,794       8,549
 Participating life      28,809       30,103      31,323      32,550      35,240
 Term life and other      8,489        9,618       8,401       2,678       7,245
                    ____________ ____________ ___________ ___________ ___________
  Total premiums     $1,594,771   $1,733,304  $1,223,730    $979,144    $576,194
                    ============ ============ =========== =========== ===========

New life insurance written
 (at face amount):
 Universal life      $1,465,297     $793,711    $628,086    $510,409    $584,693
 Fixed premium cur-
  rent interest life    139,318      167,401     157,567     166,249     160,228
 Term life and other    333,122      456,270     630,923     721,369     393,327
                    ____________ ____________ ___________ ___________ ___________
  Total new life
   insurance
   written           $1,937,737   $1,417,382  $1,416,576  $1,398,027  $1,138,248
                    ============ ============ =========== =========== ===========







                    PRODUCTS AND SOURCES OF BUSINESS (continued)
                           (Dollars in thousands)

As of and for the year
  ended December 31     1995         1994        1993        1992        1991
_________________________________________________________________________________
Life insurance in force
 (at face amount) 1:
 Universal life      $6,485,252   $5,439,647  $4,637,995  $4,178,116  $3,955,898
 Fixed premium cur-
  rent interest life  1,119,339    1,082,509     891,499     805,204     721,003
 Traditional whole
  life nonpar           340,173      362,353     385,984     407,934     437,630
 Participating life   1,024,315    1,070,747   1,112,765   1,159,629   1,242,055
 Term life and other  1,958,366    2,191,684   2,589,638   2,376,443   2,035,146
                    ____________ ____________ ___________ ___________ ___________
  Total life
   insurance
   in force         $10,927,445  $10,146,940  $9,617,881  $8,927,326  $8,391,732
                    ============ ============ =========== =========== ===========

Reserves:
 Fixed annuities and
  other investment
  contracts          $6,957,554   $5,826,964  $4,440,259  $3,320,188  $2,443,545
 Universal life         374,683      329,424     296,435     264,584     240,033
 Fixed premium cur-
  rent interest life     95,897       80,719      67,035      55,456      45,349
 Traditional whole
  life nonpar           157,691      155,146     154,929     153,038     158,774
 Participating life     578,541      580,881     581,291     575,627     580,079
 Term life and other     42,625       41,073      38,136      34,620      31,635
                    ____________ ____________ ___________ ___________ ___________
  Total reserves     $8,206,991   $7,014,207  $5,578,085  $4,403,513  $3,499,415
                    ============ ============ =========== =========== ===========

1 Before reduction for ceded reinsurance of:  1995-$1,459,523; 1994-$1,421,608;
  1993-$1,326,020; 1992-$1,242,003 and 1991-$1,066,555.

Sales are not concentrated in any geographical area, nor are assets and profitability separately attributed to geographical areas. The states from which the most life and annuity premiums were received are: 1995 California 17.0%; 1994 - California 20.9%; 1993 - California 15.9%; 1992
California 11.6% and 1991 - Texas 13.6% .

Marketing and Distribution

The company markets its products through a variable cost distribution network of over 52,500 insurance brokerage agents, 805 career agents and 50 financial institutions, such as banks and thrifts. Since 1992, the company has offered certain life insurance products through its independent insurance brokerage agents and certain annuity products through its career agents and other producers. The company currently offers a full range of products through both distribution networks, with an emphasis on the continued development of variable cost distribution systems.

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

The company also utilizes a career insurance agent system to sell its individual annuity and life insurance policies. The company provides career agents with a professional support program that includes a competitive benefits package, ongoing training, assistance in professional certification, and advertising and advanced sales support. In addition, the company provides conferences and seminars designed to motivate and train its career agents.

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

Investments

The company's investment philosophy emphasizes the careful underwriting of credit risk, identifying relative values within a range of investment choices, providing liquidity to meet operating needs and maximizing current income. As part of its objective of effective asset liability management, the company conducts computer simulations which model its assets and liabilities under a wide variety of interest rate scenarios. Based on the results of these computer simulations, the company's investment portfolio has been structured with a view to maintaining a desired investment spread between the yield on portfolio assets and the rate credited on its reserves and to match the cash flows of the investments with the policy liabilities.

Competition

The insurance and annuity business is highly competitive with numerous companies offering similar products through comparable marketing and distribution systems. Companies typically compete for policyholders on the basis of benefit rates, financial strength and customer service and compete for agents and brokers on the basis of commissions, financial strength and customer service. The company maintains competitive policy benefit rates. However, the company believes that it competes primarily on the basis of its customer service and financial strength. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Industry Issues.

Regulation

The company's life insurance operations are conducted in a highly regulated environment. Each of the company's insurance subsidiaries is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulators of the company's insurance operations are the Commissioner of Insurance for the State of Iowa for Equitable Life and the Commissioner of Insurance for the State of Oklahoma for USG. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Industry Issues.

Other Operations

Equitable Investment Services, Inc. ("EISI"), a wholly-owned subsidiary of the company, manages the company's $8.6 billion investment portfolio and serves as investment advisor to the Equi-Select Series Trust mutual fund portfolios underlying the company's variable annuity product. EISI is a registered investment advisor under the Investment Company Act of 1940.

Equitable of Iowa Securities Network, Inc. ("EISN"), a wholly-owned subsidiary of the company, is a broker dealer registered under the Securities Exchange Act of 1934. EISN serves as the principal distributor of the company's variable annuity product.

Locust Street Securities, Inc. ("LSSI"), a wholly-owned subsidiary of the company, markets mutual funds, variable annuities, tax-exempt bond funds and investment-oriented products of other companies primarily through Equitable Life career agents. Founded in 1968, LSSI also contracts with agents of other companies to be a wholesaler of broker/dealer products. LSSI has a distribution network of approximately 1,200 representatives in 46 states. LSSI is a broker dealer registered under the Securities Exchange Act of 1934.

Employees

At December 31, 1995, the company had 492 full-time and 23 part-time employees. The company provides its employees with a comprehensive range of benefit programs. The company believes that its employee relations are excellent.

ITEM 2.  Properties

Substantially all of the company's business is carried on in leased facilities located at 604 Locust Street, 699 Walnut Street, 700 Locust Street and 312 Eighth Street in Des Moines, Iowa. All owned properties consist of real estate held for investment purposes or acquired through foreclosure. Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices and office furniture and equipment, and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. The company believes that its present facilities are adequate for its current needs, but has entered into agreements with a developer to construct and lease a 200,000 square foot office building in downtown Des Moines, Iowa to address its future facilities needs with occupancy anticipated to commence in late 1997.

ITEM 3.  Legal Proceedings

Equitable of Iowa Companies, Equitable Life Insurance Company of Iowa and Equitable American Insurance Company are defendants in a class action lawsuit brought on May 2, 1995 in the Iowa District Court for Polk County by a policyholder, Russell A. Kolsrud, claiming unspecified damages as a result of sales of life insurance policies with so-called "vanishing premiums" which use cash values to pay insurance premiums under certain interest rate scenarios. The complaint alleges the policyholders were misled by optimistic policy illustrations. The company and its subsidiaries deny the allegations, including the existence of a legitimate class, and believe that the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The company intends to defend the suit vigorously. The suit is in the discovery stage. It has not yet been certified as a class action.

On February 14, 1996, a new class action similar to the one described above was brought by policyholders, Brenda G. Elkins and Jerry Bedenbaugh, in the United States District Court for the Middle District of Florida, Tampa Division, claiming unspecified damages against the same defendants. The lawsuit was filed by some of the same law firms as in the earlier suit. The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa action. The company and its subsidiaries deny the allegations of the new matter, including the existence of a legitimate class, and believe that the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The company intends to defend the suit vigorously. The suit is in its early procedural stages. It has not yet been certified as a class action.

On December 15, 1995, USG Annuity & Life Company ("USG"), a subsidiary of Equitable Life Insurance Company of Iowa, received a Notice of Intention to Arbitrate a dispute with Carnes & Associates, Inc. ("Carnes") before the American Arbitration Association, which alleges that USG has failed to pay an unspecified amount of commissions to Carnes for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. Therefore, USG has denied the allegations and intends to defend the proceeding vigorously.

In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.


















PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Symbols

The company's common stock is quoted on the New York Stock Exchange with a stock symbol of EIC.

Quarterly Stock Quotations

The following table shows the range of high and low closing and quarter end closing sales prices per share of Common Stock of the company for the periods indicated as reported on the New York Stock Exchange.

                                                        Quarter
                                 High        Low       End Close
                                 _______________________________
       1994
       ____
       First Quarter             35         29-1/8       33-3/4
       Second Quarter            35-3/4     31-1/4       31-5/8
       Third Quarter             39-1/8     32           36
       Fourth Quarter            36-3/4     26-7/8       28-1/4

       1995
       ____
       First Quarter             33-7/8     27-3/4       33-7/8
       Second Quarter            37-3/8     32-5/8       32-7/8
       Third Quarter             38-1/4     31-3/8       37
       Fourth Quarter            37-1/4     31-7/8       32-1/8

       1996
       ____
       First Quarter (as of
       February 22, 1996)        37-7/8     33-1/4       37-7/8


Number of Holders of Record

The number of holders of record of common stock was 959 at February 22, 1996, the dividend record date.

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

Dividends paid per share of common stock, were $0.525 in 1995 and $0.465 in 1994.

Transfer Agent and Registrar

Boatmen's Trust Company, 510 Locust, P.O. Box 14768, St. Louis, Missouri 63178.

ITEM 6.  Selected Financial Data

The following table sets forth a consolidated summary of selected financial data for the company and its subsidiaries (all significant intercompany accounts have been eliminated) for each of the last ten years. In this table the years ended December 31, 1986 and 1987 have been restated to reflect the implementation of SFAS No. 97 in 1988. In addition, the years ended December 31, 1986 through 1991 have been restated to reflect the sale of Younkers, Inc. in 1992 and treatment of that entity as a discontinued operation. This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(Table following)














































                           SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

As of and for the year
  ended December 31         1995        1994        1993        1992        1991
_________________________________________________________________________________
Consolidated results:
 Revenues               $764,862    $651,660    $572,968    $458,374    $400,289
 Operating income 1      100,747      88,212      68,911      49,309      40,121
 Income from continuing
  operations 2            84,890      98,284      87,156      57,260      24,740
 Net income 3             84,890      98,284      87,156      54,506      40,530

Per share data: 4
 Operating income 1        $3.18       $2.79       $2.33       $1.72       $1.42
 Income from continuing
  operations 2              2.68        3.11        2.95        1.99        0.87
 Net income 3               2.68        3.11        2.95        1.90        1.43

Consolidated financial
 position:
 Assets               $9,780,416  $7,965,593  $6,431,435  $5,066,874  $4,231,361
  Excluding SFAS
   No. 115             9,457,982   7,992,086   6,431,435   5,066,874   4,231,361
 Debt and redeemable
  preferred stock        158,100      90,450      84,214      89,508      95,602
 Stockholders' equity    893,932     587,330     527,962     373,801     322,780
  Excluding SFAS
   No. 115               685,000     613,823     527,962     373,801     322,780

Common stock data: 4
 Dividends per share      $0.525      $0.465      $0.405       $0.35       $0.32
 Book value per share      28.14       18.54       16.76       12.89       11.35
  Excluding SFAS
   No. 115                 21.56       19.38       16.76       12.89       11.35
 Price range         27.75-38.25 26.88-39.13 20.88-39.00  9.63-22.50  4.25-10.88
 Closing price             32.13       28.25       33.88       22.50       10.50
 Shares outstanding
  at year end         31,769,490  31,677,891  31,504,586  28,994,640  28,428,176
 Average shares
  outstanding
  during year         31,709,032  31,612,675  29,540,274  28,688,660  28,392,860















                      SELECTED FINANCIAL DATA (continued)
                  (Dollars in thousands, except per share data)

As of and for the year
  ended December 31         1995        1994        1993        1992        1991
_________________________________________________________________________________
Ratios and other data:
 Return on assets -
  operating income 1         1.1%        1.2%        1.2%        1.1%       1.0%
  Excluding SFAS
   No. 115                   1.2%        1.2%        1.2%        1.1%       1.0%
 Return on equity -
  operating income 1        13.6%       15.8%       15.3%       15.2%      15.4%
  Excluding SFAS
   No. 115                  15.5%       15.5%       15.3%       15.2%      15.4%
 Return on equity -
  net income                11.5%       17.6%       19.3%       15.6%      13.3%
  Excluding SFAS
   No. 115                  13.1%       17.2%       19.3%       15.6%      13.3%
 Year-end debt to
  total capital             15.0%       13.3%       13.8%       19.3%      22.8%
  Excluding SFAS
   No. 115                  18.8%       12.8%       13.8%       19.3%      22.8%
 Year-end price to
  operating income 1        10.1x       10.1x       14.5x       13.1x       7.4x
 Year-end price to
  book value                 1.1x        1.5x        2.0x        1.7x       0.9x
  Excluding SFAS
   No. 115                   1.5x        1.5x        2.0x        1.7x       0.9x
 Year-end total market
  capitalization       $1,020,595    $894,900  $1,067,218    $652,379   $298,496

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding, net of related income taxes, prepayment gains on mortgages and mortgage-backed securities, realized gains or losses and related amortization of deferred policy acquisition costs. Operating income excludes the after-tax income effect of special reserve accruals for future guaranty fund assessments totaling $23,400,000 ($(0.74) per share) in 1995 and $10,259,000 ($(0.36) per share)
  in 1991.

2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991) and participating line of business (1988).

3 Includes the cumulative effect of changes in the method of accounting for postretirement benefits of $(4,678,000) ($(0.16) per share) in 1992 and deferred income taxes of $9,444,000 ($0.34 per share) in 1991 and participating line of business of $11,555,000 ($0.35 per share) in 1988.

4 Share and per share amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992.




                      SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

As of and for the year
  ended December 31       1990        1989        1988        1987        1986
_________________________________________________________________________________
Consolidated results:
 Revenues               $340,750    $273,230    $198,008    $202,282    $203,721
 Operating income 1       35,636      24,399      16,410      14,303      11,737
 Income from continuing
  operations 2            20,772      26,083      16,819      21,233      17,557
 Net income 3             23,204      20,609      36,668      26,071      29,600

Per share data: 4
 Operating income 1        $1.26       $0.85       $0.49       $0.40       $0.32
 Income from continuing
  operations 2              0.74        0.91        0.50        0.60        0.48
 Net income 3               0.82        0.72        1.10        0.73        0.81

Consolidated financial
 position:
 Assets               $3,652,687  $2,896,253  $1,969,674  $1,688,091  $1,633,867
  Excluding SFAS
   No. 115             3,652,687   2,896,253   1,969,674   1,688,091   1,633,867
 Debt and redeemable
  preferred stock        107,920     103,926      54,231      25,500      41,889
 Stockholders' equity    285,026     270,106     276,610     248,046     257,217
  Excluding SFAS
   No. 115               285,026     270,106     276,610     248,046     257,217

Common stock data: 4
 Dividends per share       $0.29       $0.27       $0.25       $0.23       $0.21
 Book value per share      10.05        9.67        8.37        7.35        7.09
  Excluding SFAS
   No. 115                 10.05        9.67        8.37        7.35        7.09
 Price range           3.38-8.00   5.50-9.06   4.69-5.63   4.00-6.75   4.00-5.94
 Closing price              4.25        7.81        5.50        4.25        5.75
 Shares outstanding
  at year end         28,366,588  27,937,600  33,061,656  33,765,720  36,265,476
 Average shares
  outstanding
  during year         28,349,760  28,777,192  33,259,548  35,495,744  36,258,786















                      SELECTED FINANCIAL DATA (continued)
                  (Dollars in thousands, except per share data)

As of and for the year
  ended December 31         1990        1989        1988        1987        1986
_________________________________________________________________________________
Ratios and other data:
 Return on assets -
  operating income 1         1.1%        1.0%        0.9%        0.9%       0.7%
  Excluding SFAS
   No. 115                   1.1%        1.0%        0.9%        0.9%       0.7%
 Return on equity -
  operating income 1        16.1%       12.5%        9.1%        8.2%       7.4%
  Excluding SFAS
   No. 115                  16.1%       12.5%        9.1%        8.2%       7.4%
 Return on equity -
  net income                 8.4%        7.5%       14.0%       10.3%      11.9%
  Excluding SFAS
   No. 115                   8.4%        7.5%       14.0%       10.3%      11.9%
 Year-end debt to
  total capital             27.5%       27.8%       16.4%        9.3%      14.0%
  Excluding SFAS
   No. 115                  27.5%       27.8%       16.4%        9.3%      14.0%
 Year-end price to
  operating income 1         3.4x        9.2x       11.2x       10.6x      18.2x
 Year-end price to
  book value                 0.4x        0.8x        0.7x        0.6x       0.8x
  Excluding SFAS
   No. 115                   0.4x        0.8x        0.7x        0.6x       0.8x
 Year-end total market
  capitalization         $120,558    $218,263    $181,839    $143,504   $208,526

1 Operating income equals income from continuing operations before cumulative effect of change in accounting principles, excluding, net of related income taxes, prepayment gains on mortgages and mortgage-backed securities, realized gains or losses and related amortization of deferred policy acquisition costs. Operating income excludes the after-tax income effect of special reserve accruals for future guaranty fund assessments totaling $23,400,000 ($(0.74) per share) in 1995 and $10,259,000 ($(0.36) per share)
  in 1991.

2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991) and participating line of business (1988).

3 Includes the cumulative effect of changes in the method of accounting for postretirement benefits of $(4,678,000) ($(0.16) per share) in 1992 and deferred income taxes of $9,444,000 ($0.34 per share) in 1991 and participating line of business of $11,555,000 ($0.35 per share) in 1988.

4 Share and per share amounts have been restated to reflect the 2-for-1 stock splits as of May 12, 1993 and May 14, 1992 and the reversion of Class A and Class B stock to one class of common stock as of May 1, 1992.




ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a
consolidated basis.   The consolidated financial statements include the
accounts of the company and its subsidiaries, all of which are wholly owned at December 31, 1995. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG").


RESULTS OF OPERATIONS

Sales

                                  Percentage          Percentage
Year ended December 31       1995     Change     1994     Change     1993
_____________________________________________________________________________
                                      (Dollars in thousands)
First year and single
   premiums:
 Annuities                $1,414,061  (10.8)% $1,584,738    43.5% $1,104,222
 Life insurance               40,082   55.4       25,801    38.9      18,575
                          ___________________________________________________
                           1,454,143   (9.7)   1,610,539    43.4   1,122,797
Renewal premiums:
 Annuities                    50,120   48.1       33,838   159.6      13,033
 Life insurance               90,508    1.8       88,927     1.2      87,900
                          ___________________________________________________
                             140,628   14.6      122,765    21.6     100,933
                          ___________________________________________________
Total premiums            $1,594,771   (8.0)% $1,733,304    41.6% $1,223,730
                          ===================================================

Total annuity and life insurance sales, as measured by first year and single premiums, decreased 9.7% to $1,454,143,000 in 1995 compared to an increase of 43.4% to $1,610,539,000 in 1994 from $1,122,797,000 in 1993.
The current year decrease in annuity sales from record sales in 1994 reflects the impact of a more challenging sales environment during 1995 than in previous years wherein high short-term interest rates have allowed bank certificates of deposit and other shorter duration investments to be more competitive than usual, while declining long-term rates have caused returns on annuity and life insurance products to be comparatively lower than usual. However, the company believes that the growth in the number of its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, prompt policy issuance and weekly commission payments. The increase in life insurance premiums resulted primarily from a simplified career agent contract which emphasizes life production, an increase in experienced career agent recruits and increased production from brokers, especially on our single premium life products.

Revenues

                                   Percentage          Percentage
Year ended December 31        1995     Change     1994     Change     1993
_____________________________________________________________________________
                                      (Dollars in thousands)
Annuity and universal life
  product charges            $51,466    17.6%    $43,767    27.7%    $34,281
Traditional life insurance
  premiums                    43,425    (6.1)     46,265    (1.3)     46,870
Net investment income        641,094    22.3     524,411    20.8     434,069
Realized gains on
  investments                  9,524   (51.7)     19,697   (53.1)     41,985
Other income                  19,353    10.5      17,520    11.2      15,763
                          ___________________________________________________
                            $764,862    17.4%   $651,660    13.7%   $572,968
                          ===================================================

Total revenues increased 17.4% to $764,862,000 in 1995 compared to an increase of 13.7% to $651,660,000 in 1994 from $572,968,000 in 1993.
Annuity and universal life insurance product charges increased 17.6% in 1995 compared to an increase of 27.7% in 1994. These product charges consist primarily of cost of insurance charges, policy administrative charges and surrender charges that increase as the company's policyholder liabilities grow. In addition, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income allows the company to recover a portion of the expenses incurred to generate policy sales, and partially offsets the amortization of deferred policy acquisition costs related to surrendered policies. Premiums from traditional life insurance products, which are included in revenue, decreased 6.1% in 1995 compared to a decrease of 1.3% in 1994 as a result of the company's continued emphasis on the more popular universal life and fixed premium, current interest life insurance products (for which premiums are not included in revenues).

Net investment income increased 22.3% to $641,094,000 in 1995 compared to an increase of 20.8% to $524,411,000 in 1994 from $434,069,000 in
1993 as invested assets continued to increase and decreases in portfolio yield slowed. The effective average annual yield on assets invested to support policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies, was 8.60% in 1995 compared to 8.62% in 1994 and 9.12% in 1993. The company's total investment portfolio, excluding policy loans, had a yield at amortized cost of 8.3% at December 31, 1995 and 1994, compared to 8.5% at December 31, 1993. During 1995, the company had realized gains on the disposal of investments, which were generated primarily from calls and repayments of fixed maturities, of $9,524,000 compared to realized gains of $19,697,000 in 1994 and $41,985,000 in 1993.


Expenses

Total insurance benefits and expenses increased 27.3% to $613,905,000 in 1995 compared to an increase of 14.8% to $482,499,000 in 1994 from $420,435,000 in 1993. Interest credited to annuity and universal life account balances increased 21.8% to $390,039,000 in 1995 compared to an increase of 19.1% to $320,312,000 in 1994 from $268,992,000 in 1993 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following table summarizes the effective annual yield on assets invested to support policy accounts for interest-sensitive products, the average interest rate credited to those products and the interest rate spread for the years ended December 31, 1995, 1994 and 1993. Yield on assets and cost of funds are estimated by calculating the weighted average of the twelve month end values for those items.


Years ended December 31,                  Yield on      Credited      Interest
  1995, 1994 and 1993                       Assets          Rate    Rate Spread
_______________________________________________________________________________
Average base rate (excluding first year bonus):
   1995                                       8.60%         5.71%         2.89%
   1994                                       8.62          5.80          2.82
   1993                                       9.12          6.56          2.56

Average total (including first year bonus):
   1995                                       8.60%         6.08%         2.52%
   1994                                       8.62          6.25          2.37
   1993                                       9.12          6.86          2.26

At December 31, 1995 and 1994, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                          Yield on      Credited      Interest
December 31, 1995 and 1994                  Assets          Rate    Rate Spread
_______________________________________________________________________________
Base rate (excluding first year bonus):
   1995                                       8.58%         5.63%         2.95%
   1994                                       8.62          5.74          2.88

Total (including first year bonus):
   1995                                       8.58          5.93          2.65
   1994                                       8.62          6.19          2.43


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, universal life-type policies and participating policies. Total interest credited rate includes first year bonus interest credited to certain annuity policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased 12.3% to $37,073,000 in 1995 compared to an increase of 19.9% to $33,020,000 in 1994 from $27,536,000 in 1993. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was less favorable in 1995 compared to 1994 by approximately $722,000 and less favorable in 1994 compared to 1993 by $2,003,000.
Other benefits increased 27.1% to $41,661,000 in 1995 compared to an increase of 1.4% to $32,780,000 in 1994 from $32,344,000 in 1993. The increase in other benefits in 1995 is primarily attributable to the 100% coinsurance of a small block of disability income business which was offset by a corresponding reduction in future policy benefits and, therefore, had only a minor impact on net income.

Commissions decreased 7.0% to $146,069,000 in 1995 compared to an increase of 38.4% to $157,028,000 in 1994 from $113,450,000 in 1993.
General expenses decreased 5.7% to $40,929,000 in 1995 compared to an increase of 15.6% to $43,402,000 in 1994 from $37,554,000 in 1993.
Insurance taxes increased 356.5% to $45,472,000 in 1995 compared to an increase of 57.2% to $9,961,000 in 1994 from $6,334,000 in 1993.
Increases and decreases in commissions and insurance taxes are generally related to changes in the level of annuity sales. The 1995 increase in insurance taxes resulted from the special reserve accrual for future guaranty fund assessments totaling $36,000,000 in the fourth quarter of 1995. Most costs incurred as the result of new sales have been deferred, thus having very little impact on current earnings. The decrease in general expenses is the result of restructuring the company's career agent contracts and compensation to eliminate certain fixed costs that were included in general expenses in 1994 and 1993. As a result of this change, agent compensation is predominately in the form of commissions and, as such, will vary directly with sales production levels. Additionally, with the more challenging annuity sales environment, management began an aggressive expense management program in the second quarter which also reduced the level of general expenses. Management intends to closely manage general expenses and plans for general expenses to continue to decline as a percentage of assets and/or revenues, but does not expect these expenses to decline at a rate comparable to that achieved during 1995.

The amortization of deferred policy acquisition costs increased 42.5% to $72,537,000 in 1995 compared to an increase of 21.0% to $50,921,000 in 1994 from $42,078,000 in 1993. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains continues to decline as a result of the decrease in realized and prepayment gains.






                                   Percentage          Percentage
Year ended December 31        1995     Change     1994     Change     1993
_____________________________________________________________________________
                                      (Dollars in thousands)
Amortization related to:
 Operating income            $67,183    50.3%    $44,711    58.8%    $28,162
 Realized gains                5,354   (13.8)      6,210   (55.4)     13,916
                          ___________________________________________________
Total income                 $72,537    42.5%    $50,921    21.0%    $42,078
                          ===================================================

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors. (1) The company is experiencing an increase in its underlying withdrawal rate as its annuity liabilities age. (2) When interest rates on new sales are higher than inforce rates, as in 1994, withdrawals tend to increase. (3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and experienced, higher surrenders related to this block of business. At December 31, 1995, all policies issued from 1988 through 1990 with a five year interest guarantee represent approximately 1.5% ($97 million) of the company's annuity liabilities. The company is currently studying a hedging program which would use certain derivative instruments (interest rate caps or swap options) to reduce the negative effect of increased withdrawal activity which may result from extreme increases in interest rates.

The following table summarizes the annual annuity withdrawal rates and the life insurance lapse ratios for the years ended December 31, 1995, 1994 and 1993.

Year ended December 31                     1995          1994          1993
_______________________________________________________________________________
Annuity Withdrawals                        8.2%          9.0%          4.6%

Annuity withdrawals excluding withdrawals
of policies for which the five year
interest guarantee and five year
surrender charge have expired              7.4           6.1           4.5

Life insurance lapse ratio                 8.4           7.4           7.2


The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annual lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

During 1995, the company made one fixed annuity product available for sale through stockbrokers, but has modified the pricing assumptions to reflect higher lapse expectations. Prior to this, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. The company plans to continue to expand its distribution channels to include stockbrokers, banks and other financial institutions in addition to its current brokerage and career agency distribution channels. Product features and pricing assumptions are expected to be modified to reflect the differing characteristics and needs of these different markets.

Operating income (income, excluding, net of related income tax, prepayment gains on mortgages and mortgage-backed securities, realized gains or losses, related amortization of deferred policy acquisition costs, and the 1995 special reserve accrual for future guaranty fund assessments) increased 14.2% in 1995 compared to an increase of 28.0% in 1994. Net income decreased 13.6% in 1995 compared to an increase of 12.8% in 1994. A breakdown of income is as follows:

Year ended December 31                     1995                  1994
_____________________________________________________________________________
                                       $      Per Share      $      Per Share
                                   _________  _________  _________  _________
                                 (Dollars in thousands, except per share data)
  Operating income                 $100,747      $3.18    $88,212      $2.79

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                  6,293       0.17     12,953       0.41

    Mortgage and mortgage-backed
      securities prepayment gains     4,730       0.15      1,156       0.04

    Realized gains related
      amortization of DPAC           (3,480)     (0.08)    (4,037)     (0.13)
                                   _________  _________  _________  _________
                                      7,543       0.24     10,072       0.32
Guaranty fund accrual               (23,400)     (0.74)        --         --
                                   _________  _________  _________  _________
Net Income                          $84,890      $2.68    $98,284      $3.11
                                   =========  =========  =========  =========
















Year ended December 31                     1993
_______________________________________________________
                                       $      Per Share
                                   _________  _________
                                 (Dollars in thousands,
                                 except per share data)
  Operating income                  $68,911      $2.33

  Realized gains (net of tax):

    Gains realized on disposal
      of investments                 27,290       0.92

    Mortgage and mortgage-backed
      securities prepayment gains        --         --

    Realized gains related
      amortization of DPAC           (9,045)     (0.30)
                                   _________  _________
                                     18,245       0.62
Guaranty fund accrual                    --         --
                                   _________  _________
Net Income                          $87,156      $2.95
                                   =========  =========

Average shares outstanding totaled 31,709,032 in 1995 compared to 31,612,675 in 1994 and 29,540,274 in 1993.

Operating earnings increased primarily as a result of the growth in average assets. Realized gains continue to decline due to fewer prepayments and calls. The decline in net income in 1995 is attributable to the $23,400,000, or $0.74 per share, after tax accrual of a special reserve for future guaranty fund assessments. Earnings per share, operating and net income, grew less than operating earnings and net income in 1994 due to the additional shares outstanding as a result of the common stock offering in October 1993.

FINANCIAL CONDITION

Investments

The financial statement carrying value of the company's total investments grew 25.8% in 1995. The amortized cost basis of the company's total investment portfolio grew 18.3% during the same period. Effective December 1, 1995, all of the company's investments, other than mortgage loans and real estate, are carried at market value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's insurance and annuity products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.



To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At December 31, 1995, the company's investment portfolio was comprised of the following:

                                                                     Yield at
                            Amortized    % of    Estimated    % of  Amortized
                                 Cost   Total Market Value   Total       Cost
                          ___________________________________________________
                                          (Dollars in thousands)
Investment cash and
 short-term investments       $43,072     0.5%     $43,072     0.5%      5.9%
Governments and agency
 mortgage-backed
 securities                   376,047     4.6      402,011     4.6       8.3
Conventional mortgage-
 backed securities          2,340,194    28.7    2,407,756    27.6       8.0
Investment grade
 corporate securities       3,594,312    44.1    3,961,224    45.5       8.4
Below-investment grade
 corporate securities         574,284     7.0      581,220     6.7       9.3
Mortgage loans              1,169,456    14.3    1,245,128    14.3       8.6
                          ___________________________________________________
   Total cash and fixed     8,097,365    99.2    8,640,411    99.2       8.3
    income investments
Equity securities              49,789     0.6       50,595     0.6       7.3
Real estate                    13,960     0.2       13,960     0.2       2.6
                          ___________________________________________________
   Total investments       $8,161,114   100.0%  $8,704,966   100.0%      8.3%
                          ===================================================

Note: Estimated market values of publicly traded securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of mortgage loans on real estate are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans. Market values of publicly traded equity securities are based upon the most recently available quoted price for those securities. Market values of the company's investment in its registered separate account are based upon the quoted market value of the securities comprising the individual portfolios underlying the separate account. Market value of owned real estate is estimated to be equal to, or in excess of, carrying value based upon appraised values.




At December 31, 1995, the ratings assigned by Standard & Poor's Corporation (''Standard & Poor's'') and Moody's Investors Service (''Moody's'') to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                               Amortized      % of      Estimated      % of
                                    Cost     Total   Market Value     Total
                             _______________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates            $2,656,917      38.6%    $2,746,392      37.4%
 AA+ to AA-                      333,233       4.8        361,544       4.9
 A+ to A-                      1,978,320      28.7      2,191,517      29.8
 BBB+ to BBB-                  1,236,182      18.0      1,360,093      18.5
 BB+ to BB-                      505,675       7.4        519,686       7.1
 B+ to B-                         81,402       1.2         77,152       1.0
 CCC+ to CCC-                      1,976       0.0          1,800       0.0
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)              24,087       0.3         25,849       0.4
 Rated 2 (BBB+ to BBB-)           28,066       0.4         30,179       0.4
 Rated 3 (BB+ to BB-)             30,711       0.5         31,682       0.5
 Rated 4 (B+ to B-)                2,465       0.0          2,266       0.0
 Rated 6 (C1, D)                   5,168       0.1          3,651       0.0
 Redeemable preferred stock          635       0.0            400       0.0
                             _______________________________________________
Total fixed maturities        $6,884,837     100.0%    $7,352,211     100.0%
                             ===============================================



























                               Amortized      % of      Estimated      % of
                                    Cost     Total   Market Value     Total
                             _______________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
 & Aaa Corporates             $2,492,816      36.2%    $2,578,906      35.1%
 Aa1 to Aa3                      396,810       5.8        417,039       5.7
 A1 to A3                      2,266,499      32.9      2,511,722      34.1
 Baa1 to Baa3                  1,012,249      14.7      1,111,833      15.1
 Ba1 to Ba3                      545,365       7.9        564,127       7.7
 B1 to B3                         77,990       1.2         72,757       1.0
 Caa1 to Caa3                      1,976       0.0          1,800       0.0
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)              24,087       0.3         25,849       0.4
 Rated 2 (Baa1 to Baa3)           28,066       0.4         30,179       0.4
 Rated 3 (Ba1 to Ba3)             30,711       0.5         31,682       0.5
 Rated 4 (B1 to B3)                2,465       0.0          2,266       0.0
 Rated 6 (C1 to Ca)                5,168       0.1          3,651       0.0
 Redeemable preferred stock          635       0.0            400       0.0
                             _______________________________________________
Total fixed maturities        $6,884,837     100.0%    $7,352,211     100.0%
                             ===============================================

On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This report allowed companies a one-time opportunity to reassess the classification of their securities holdings pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115. SFAS No. 115 requires companies to classify their securities as "held to maturity", "available for sale" or "trading". SFAS No. 115 significantly restricts a company's ability to sell securities in the held to maturity category without raising questions about the appropriateness of its accounting policy for such securities. Classification of securities as held to maturity, therefore, limits a company's ability to manage its investment portfolio in many circumstances. For example, a company would be prohibited from accepting a tender offer or responding to an anticipated decline in the credit quality of assets in a particular industry when the security is categorized as held to maturity. Additionally, a company is unable to adjust its portfolio to take advantage of tax planning opportunities or economic changes that would assist in asset liability management. Thus a company's ability to maintain the appropriate flexibility to make optimal investment decisions is significantly restricted if it classifies securities as held to maturity.

In response to this opportunity, the company reclassified 100% of the securities in its "held to maturity" category to "available for sale" on December 1, 1995 to maximize investment flexibility. As a result of this reclassification, the net unrealized investment gain component of shareholders' equity increased by $138,795,000 on December 1, 1995 (net of deferred taxes of $74,735,000 and an adjustment of $96,068,000 to deferred policy acquisition costs) to reflect the net unrealized investment gains on securities classified as available for sale that were previously classified as held to maturity. The company is not, however, precluded from classifying securities as held to maturity in the future. While it is not the company's current practice to engage in active management of the fixed maturities securities portfolio such that significant sales would occur, the inability to respond to prudent financial management decisions necessitated this change.

SFAS No. 115 requires the carrying value of fixed maturity securities classified as available for sale to be adjusted for changes in the market value, primarily caused by interest rates. While other related accounts are adjusted as discussed above, the insurance liabilities supported by these securities are not adjusted under SFAS No. 115, thereby creating volatility in shareholders' equity as interest rates change. As a result, the company expects that its shareholders' equity will be exposed to incremental volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with equity increasing as market interest rates decline and, conversely, decreasing as market interest rates rise.

Due to this potential for distortion in shareholders' equity, fair value disclosure is provided in Note 4 of the accompanying Consolidated Financial Statements. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair values for selected financial instruments but does not require disclosure of fair value of life insurance liabilities. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is provided in an effort to more properly reflect changes in shareholders' equity from fluctuations in interest rates.

On December 31, 1995, fixed income securities with an amortized cost of $6,884,837,000 and an estimated market value of $7,352,211,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholders' equity by $208,932,000, or $6.58 per share at December 31, 1995.

Net unrealized appreciation of fixed maturity securities of $467,374,000 was comprised of gross appreciation of $491,625,000 and gross depreciation of $24,251,000.

The percentage of the company's portfolio invested in below investment grade securities increased slightly during 1995. At December 31, 1995, the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 92 issuers totaling $574,284,000, or 7.0%, of the company's investment portfolio compared to 80 issuers totaling $423,505,000, or 6.1%, at December 31, 1994. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10%. At December 31, 1995, the yield at amortized cost on the company's below investment grade portfolio was 9.3% compared to 8.4% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $581,220,000, or 101.2% of amortized cost value, at December 31, 1995.

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

During 1995, the company identified two below investment grade securities as having impairments in value that were other than temporary. As a result of those determinations, the company recognized pre-tax losses of $5,802,000 to reduce the amortized cost basis of these two securities to their estimated fair value. These securities were subsequently sold resulting in realized gains totaling $1,200,000. At December 31, 1995, no fixed maturity securities were deemed to have impairments in value that are other than temporary.

The company's fixed maturity investment portfolio had a combined yield at amortized cost of 8.3% at December 31, 1995 and 1994.

Mortgage loans make up approximately 14.3% of the company's investment portfolio, as compared to an industry average of 15.1%, based on information reported in the "1995 ACLI Fact Book". The company has resumed active mortgage lending to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $1,169,456,000 from $613,208,000 during 1995. The company expects this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 422 loans with an average size of $2,771,000 and average seasoning of 5.3 years if weighted by the number of loans, and 1.9 years if weighted by mortgage
loan carrying values.   The company's mortgage loans are typically
secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1995, the yield on the company's mortgage loan portfolio was 8.6%.









Distribution of these loans by type of collateral is as follows:

                                                               % of
                                   # of      Carrying      Mortgage
                                  Loans         Value     Portfolio
                             _______________________________________
                                        (Dollars in thousands)
COLLATERAL BREAKDOWN
_____________________
  Farm                                4          $140           0.0%
  Multi-family residential           78       274,378          23.5
  Industrial                        158       300,353          25.7
  Office buildings                   66       202,559          17.3
  Retail                            112       377,557          32.3
  Other                               4        14,469           1.2
                             _______________________________________
Total                               422    $1,169,456         100.0%
                             =======================================

Distribution of these loans by geographic breakdown is as follows:

                                                               % of
                                   # of      Carrying      Mortgage
                                  Loans         Value     Portfolio
                             _______________________________________
                                        (Dollars in thousands)
GEOGRAPHIC BREAKDOWN
____________________
  Middle Atlantic                    54      $186,021          15.9%
  South Atlantic                     57       164,407          14.1
  East North Central                 97       288,656          24.7
  West North Central                 52       151,763          13.0
  East South Central                 14        44,776           3.8
  West South Central                 24        66,895           5.7
  Mountain                           25        67,997           5.8
  Pacific                            99       198,941          17.0
                             _______________________________________
Total                               422    $1,169,456         100.0%
                             =======================================

At December 31, 1995, the company had established valuation allowances of $202,000 on two mortgage loans (one of which was delinquent by 90 days or more) to reduce the carrying value of these investments to their estimated fair value less costs to sell. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent a small percentage of the company's investment portfolio. The company has been able to recover 80% of the principal amount of problem mortgages that have been resolved in the last three years.

At December 31, 1995, the company owned real estate totaling
$13,960,000, including properties acquired through foreclosure valued at $10,288,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.01% of the company's investments in default at December 31, 1995. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 106.7% of amortized cost value for accounting purposes at December 31, 1995.

Other assets

Accrued investment income increased $16,875,000 during 1995 due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs decreased $53,447,000 over year-end 1994 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $105,596,000 as the deferral of current period costs (primarily commissions) incurred to generate insurance and annuity sales totaled $178,133,000. Amortization of costs deferred totaled $72,537,000. At December 31, 1995, the company had total assets of $9,780,416,000, an increase of 22.8% over total assets at December 31, 1994. The company's goal remains to grow assets at a three year average growth rate of 20%, excluding the impact of SFAS No. 115. This three year average was 23% and 24% in 1995 and 1994, respectively.

Liabilities

In conjunction with the volume of insurance and annuity sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $1,193,988,000, or 17.0%, during 1995 and totaled $8,230,297,000 at December 31, 1995. Reserves for the company's annuity policies increased $1,130,590,000, or 19.4%, during 1995 and totaled $6,957,554,000 at December 31, 1995. Life insurance reserves increased $62,194,000, or 5.2%, during 1995 and totaled $1,249,437,000 at December 31, 1995.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently typically range from 5 years to the term of the policy, with 94% of such policies being issued with a surrender charge period of seven years or more during 1995. The initial surrender charge on annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period. The following table summarizes the company's non-par deferred annuity liabilities and sales at and for the year ended December 31, 1995 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.













                                   Deferred               Deferred
Surrender Charge %                  Annuity     % of       Annuity     % of
                                      Sales    Total   Liabilities    Total
____________________________________________________________________________
                                        (Dollars in thousands)
No surrender charge                                       $570,539      8.7%
1 to 4 percent                                             806,717     12.4
5 to 6 percent                       $5,470      0.4%      885,763     13.6
7 to 9 percent                    1,069,060     83.8     3,069,491     47.1
10 percent and greater              201,353     15.8     1,183,581     18.2
                                ____________________________________________
                                 $1,275,883    100.0%   $6,516,091    100.0%
                                ============================================

Deferred income taxes increased $113,473,000 during 1995 and totaled $114,915,000 at December 31, 1995, including $113,503,000 of deferred taxes recorded as a result of unrealized gains of $467,374,000 on fixed maturity securities designated as available for sale. Total consolidated debt increased $67,650,000 during 1995 as the company issued $100,000,000 of 8.5% notes in February 1995. Of that amount, $50,000,000 was contributed to the company's insurance subsidiaries to fund growth in insurance operations and the remainder was used to reduce commercial paper and to provide for short-term operating needs. As a result, commercial paper notes payable decreased $32,350,000 and amounted to $58,100,000 at December 31, 1995. Other liabilities increased $46,948,000 from year-end 1994 levels due to a $32,965,000 net increase in the company's reserve for future guaranty fund assessments and a $14,121,000 increase in draft accounts payable related to the company's asset retention program.

At December 31, 1995, the company had total liabilities of $8,886,484,000 compared to $7,378,263,000 at December 31, 1994, a 20.4%
increase.

Equity

At December 31, 1995, stockholders' equity was $893,932,000, or $28.14 per share, compared to $587,330,000, or $18.54 per common share, at year end 1994. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $208,932,000, or $6.58 per share, after adjustments to deferred acquisition costs and deferred income taxes, at December 31, 1995. At December 31, 1994, unrealized depreciation of available for sale fixed maturity securities, net of adjustments, reduced stockholders' equity by $26,493,000, or $0.84 per share. The ratio of consolidated debt to total capital was 15.0% (18.8% excluding SFAS No. 115) at December 31, 1995, up from 13.4% (12.8% excluding SFAS No. 115) at year-end 1994 as a result of the increase in consolidated debt. At December 31, 1995, there were 31,769,490 common shares outstanding compared to 31,677,891 shares at December 31, 1994.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the company's subsidiaries are met by cash flow from annuity and insurance premiums, investment income, and maturities of fixed maturity investments and mortgage loans. The company primarily uses funds for the payment of insurance and annuity benefits, operating expenses and commissions, and the purchase of new investments.

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's home office operations. The company anticipates an additional $5,000,000 in computer technology will be spent in 1997 for the new location. In addition, the company intends to increase its commitment to improve customer service and operating efficiencies by spending approximately $7,000,000 per year over the next three years on capital needs, primarily for information technology, as compared to the approximately $3,400,000 spent in 1995. No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs and to provide short term liquidity. At December 31, 1995, the company had $58,100,000 in commercial paper notes outstanding, a decrease of $32,350,000 from December 31, 1994, as a portion of the proceeds from the issuance of long-term debt discussed below were used to reduce commercial paper notes outstanding. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co. and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On March 30, 1995, the company entered into a new agreement which provides for a line of credit totaling $225,000,000, expiring on March 30, 2000. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus (3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At December 31, 1995, $148,917,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or
(b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $85,758,000 during 1996. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

Writing and supporting increased volumes of insurance and annuity business require increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings. Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In 1993, the company completed a primary stock offering to the public and contributed $70,000,000 of the proceeds from the offering to its insurance operations. In February 1995, the company issued $100,000,000 of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling $98,812,000, after expenses. The company contributed $50,000,000 of the proceeds to its insurance subsidiaries and has applied the remaining net proceeds to the repayment of outstanding commercial paper notes. Future growth in the company's insurance operations, internally or through acquisitions, may require additional capital although the company believes it has sufficient resources to support internal growth in operations for the next few years. The company's primary sources of capital are the retention of earnings and the issuance of additional securities.

In order to provide the flexibility to respond promptly to capital needs as opportunities or needs arise, the company plans to file a universal shelf registration on Form S-3 with the Securities and Exchange Commission in the near future with respect to $300,000,000 of securities, including any combination of debt securities, common stock and preferred stock. These securities may be issued and sold upon such terms and conditions and at such time or times as may be later determined. Any such offering will be made only by means of a prospectus. These securities may not be sold nor may offers to buy be accepted prior to the time a registration statement relating to the securities has been filed and becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.


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

INSURANCE INDUSTRY ISSUES

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In late December 1995, the company received updated information on insurance company insolvencies from the National Organization of Life and Health Insurance Guaranty Associations. As a result of the company's analysis of this information, the company accrued and added to its reserve for anticipated future guaranty fund assessments an additional $36,000,000 in the fourth quarter of 1995. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association.
This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

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

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the NAIC. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC has completed development of proposals to govern insurance company investments and holding company investments in subsidiaries and affiliates. These final proposals will be considered for adoption by the NAIC as model laws in 1996. The company does not presently anticipate any material adverse change in its business if the proposals as currently drafted, are adopted.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier then the end of 1996. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

The NAIC has adopted Guideline XXXIII, which will require the company to increase annuity reserves in its statutory financial statements by approximately $24,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase in. The 1995 statutory financial statements include an increase in annuity reserves of approximately $8,100,000 pursuant to the requirements of the guideline. The guideline has no effect on financial statements prepared in accordance with GAAP.

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

RECENT DEVELOPMENTS

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". The accounting requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. Disclosure requirements are also effective for fiscal years beginning after December 15, 1995 although pro-forma disclosure is required for all awards granted in fiscal years beginning after December 15, 1994. Disclosures for awards granted in the first fiscal year beginning after December 15, 1994 (i.e. 1995 awards) are not required in financial statements for that fiscal year but must be presented subsequently whenever financial statements for that fiscal year are presented for comparative purposes. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for all employee stock compensation plans. Under this fair value based method, compensation cost is measured at the grant date based upon the fair value (as defined by the Statement) of the award at that date and is recognized over the service period. Companies not electing to adopt this fair value based method may continue to account for these plans using the intrinsic value based method prescribed by APB Opinion No. 25, although they must make pro forma disclosures of net income and earnings per share as if the fair value based method had been used. The company intends to continue to account for employee stock compensation plans using APB No. 25 and will begin providing required pro forma disclosures in 1996.

The company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February 1996. The Florida suit is similar to the Iowa suit and was filed by some of the same law firms as in the earlier Iowa suit.
The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa suit. The suits claim unspecified damages as a result of the sale of life insurance policies with so-called "vanishing premiums" wherein cash values are used to pay insurance premiums under certain interest rate scenarios. The complaints allege that the policyholders were misled by optimistic policy illustrations. The company believes the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

On December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association. The agency alleges that USG has failed to pay an unspecified amount of commissions for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. Therefore, USG has denied the allegations and intends to defend the proceeding vigorously. The amount of any liability which may arise as a result of this arbitration, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The 1995 Private Securities Litigation Reform Act provides issuers the opportunity to make cautionary statements regarding forward-looking statements. Accordingly, any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels, including any continuation of the current relatively flat yield curve for short-term investments in comparison to long-term investments, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse rate of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales of insurance products, which may affect the competitive environment for the company's products.








ITEM 8. Financial Statements and Supplementary Data


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)

December 31                                             1995          1994
______________________________________________________________________________
ASSETS

Investments:
 Fixed maturities:
   Available for sale, at market (cost:
   1995-$6,884,837; 1994-$819,083)                   $7,352,211      $778,486
   Held for investment, at amortized cost
   (market: 1994-$5,059,090)                                 --     5,393,798
 Equity securities, at market (cost:  1995 -
  $49,789; 1994 - $23,351)                               50,595        22,978
 Mortgage loans on real estate                        1,169,456       613,208
 Real estate, less allowances for depreciation
  of $4,804 in 1995 and $4,659 in 1994                   13,960        15,668
 Policy loans                                           182,423       176,448
 Short-term investments                                  39,234        50,975
                                                     _________________________
Total investments                                     8,807,879     7,051,561

Cash and cash equivalents                                10,730        12,674

Securities and indebtedness of related parties           13,755        11,034

Accrued investment income                               122,834       105,959

Notes and other receivables                              32,410        23,173

Deferred policy acquisition costs                       554,179       607,626

Property and equipment, less allowances for
 depreciation of $9,761 in 1995 and $6,795 in 1994        8,039         7,843

Current income taxes recoverable                          6,968        14,491

Intangible assets, less accumulated amortization
  of $683 in 1995 and $559 in 1994                        3,639         2,605

Other assets                                             48,102        43,664

Separate account assets                                 171,881        84,963
                                                     _________________________
Total assets                                         $9,780,416    $7,965,593
                                                     =========================

See accompanying notes.





                  CONSOLIDATED BALANCE SHEETS - CONTINUED
               (Dollars in thousands, except per share data)

December 31                                                1995          1994
______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and universal life products                $7,428,134    $6,237,107
  Traditional life insurance products                   778,857       777,100
  Unearned revenue reserve                               14,326        14,317
 Other policy claims and benefits                         8,980         7,785
                                                     _________________________
                                                      8,230,297     7,036,309

Other policyholders' funds:
 Supplementary contracts without life contingencies      11,613        12,224
 Advance premiums and other deposits                        691           790
 Accrued dividends                                       12,715        12,761
                                                     _________________________
                                                         25,019        25,775

Deferred income taxes                                   114,915         1,442
Long-term debt                                          100,000            --
Commercial paper notes                                   58,100        90,450
Other liabilities                                       186,272       139,324
Separate account liabilities                            171,881        84,963
                                                     _________________________
Total liabilities                                     8,886,484     7,378,263

Commitments and contingencies

Stockholders' equity:
 Serial preferred stock, without par value -
  authorized 2,500,000 shares                                --            --
 Common stock, without par value (stated value
  $1.00 per share) - authorized 70,000,000 shares
  in 1995 and 1994, issued and outstanding 31,769,490
  shares in 1995 and 31,677,891 shares in 1994           31,769        31,678
 Additional paid-in capital                              80,100        78,661
 Unrealized appreciation (depreciation) of fixed
  maturities                                            208,932       (26,493)
 Unrealized appreciation (depreciation) of equity
  securities                                                806          (373)
 Retained earnings                                      573,799       505,622
 Unearned compensation (deduction)                       (1,474)       (1,765)
                                                     _________________________
Total stockholders' equity                              893,932       587,330
                                                     _________________________
Total liabilities and stockholders' equity           $9,780,416    $7,965,593
                                                     =========================

See accompanying notes.



                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

Year ended December 31                        1995          1994          1993
_______________________________________________________________________________
Revenues:
 Annuity and universal life
  product charges                          $51,466       $43,767       $34,281
 Traditional life insurance premiums        43,425        46,265        46,870
 Net investment income                     641,094       524,411       434,069
 Realized gains on investments               9,524        19,697        41,985
 Other income                               19,353        17,520        15,763
                                        _______________________________________
                                           764,862       651,660       572,968
Insurance benefits and expenses:
 Annuity and universal life benefits:
  Interest credited to account balances    390,039       320,312       268,992
  Benefit claims incurred in excess of
   account balances                         10,396         8,877         5,618
 Traditional life insurance benefits        68,338        56,923        54,262
 Increase (decrease) in future
  traditional policy benefits               (6,867)        3,350         3,439
 Distributions to participating
  policyholders                             25,125        24,988        25,861
 Underwriting, acquisition and
  insurance expenses:
   Commissions                             146,069       157,028       113,450
   General Expenses                         40,929        43,402        37,554
   Insurance Taxes                          45,472         9,961         6,334
   Policy acquisition costs deferred      (178,133)     (193,263)     (137,153)
   Amortization of deferred
    acquisition costs                       72,537        50,921        42,078
                                        _______________________________________
                                           613,905       482,499       420,435

Interest expense                            13,779         7,882         9,522
Other expenses                               8,672        10,035         8,016
                                        _______________________________________
                                           636,356       500,416       437,973
                                        _______________________________________
                                           128,506       151,244       134,995
Income taxes                                43,633        52,921        47,965
                                        _______________________________________
                                            84,873        98,323        87,030
Equity income (loss), net of related
  income taxes                                  17           (39)          126
                                        _______________________________________
Net income                                 $84,890       $98,284       $87,156
                                        =======================================

Net income per common share                  $2.68         $3.11         $2.95
                                        =======================================

See accompanying notes.



          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________________________________________________________________
Balance at
 January 1, 1993 $14,497   $4,186             ($134) $356,202    ($950) $373,801
 Issuance of shares
  in connection
  with 2-for-1
  stock split     14,497   (5,303)               --    (9,194)      --       --
 Issuance of
  2,300,000 shares
  under primary stock
  offering         2,300   73,964                --        --       --    76,264
 Net income for
  1993                --       --                --    87,156       --    87,156
 Unrealized
  depreciation
  of equity
  securities          --       --               (33)       --       --      (33)
 Issuance of 207,304
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit            207    2,981                --        --     (360)    2,828
 Conversion of
  installment
  notes                4       13                --        --       --        17
 Cash dividends       --       --                --   (12,071)      --  (12,071)
                 ________________________________________________________________
Balance at Decem-
 ber 31, 1993     31,505   75,841              (167)  422,093   (1,310)  527,962












    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________________________________________________________________
  Cumulative effect
   of change in
   accounting principle
   regarding fixed
   maturity
   securities         --       --   $22,516      --        --       --   $22,516
 Net income for
  1994                --       --        --      --   $98,284       --    98,284
 Unrealized
  depreciation
  of fixed
  maturities          --       --   (49,009)     --        --       --  (49,009)
 Unrealized
  depreciation
  of equity
  securities          --       --        --    ($206)      --              (206)
 Issuance of 165,452
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit           $165   $2,623        --      --        --     ($455)  2,333
 Issuance of shares
  of common stock
  under dividend re-
  investment plan      8      219        --      --        --       --       227
 Other                --      (22)       --      --        --       --      (22)
 Cash dividends       --       --        --      --   (14,755)      --  (14,755)
                 ________________________________________________________________
Balance at Decem-
 ber 31, 1994     31,678   78,661   (26,493)   (373)  505,622   (1,765)  587,330










    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                            (Dollars in thousands)

                                    Unreal-  Unreal-
                                       ized    ized
                                      Appre   Appre
                                    ciation  ciation
                                     (Depre  (Depre
                                   ciation)  ciation)          Unearned
                            Addi-        of      of            Compen-     Total
                           tional     Fixed  Equity             sation    Stock-
                  Common  Paid-In    Matur-  Secur-  Retained  (Deduc-  holders'
                   Stock  Capital     ities   ities  Earnings    tion)    Equity
                 ________________________________________________________________
 Net income for
  1995                --       --        --      --   $84,890       --   $84,890
 Unrealized
  appreciation
  of fixed
  maturities          --       --  $235,425      --        --       --   235,425
 Unrealized
  appreciation
  of equity
  securities          --       --        --  $1,179        --       --     1,179
 Issuance of 64,131
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit            $64     $523        --      --        --     $291       878
 Issuance of shares
  of common stock
  under employee
  purchase and
  dividend re-
  investment plan     27      916        --      --        --       --       943
 Cash dividends       --       --        --      --   (16,713)      --  (16,713)
                 ________________________________________________________________
Balance at Decem-
 ber 31, 1995    $31,769  $80,100  $208,932    $806  $573,799  ($1,474) $893,932
                 ================================================================

Notes: Share amounts set forth in the above statement at January 1, 1993 have not been restated to reflect the 2-for-1 stock split payable June 1, 1993 to holders of record on May 12, 1993.

See accompanying notes.









                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)

Year ended December 31                        1995          1994          1993
_______________________________________________________________________________
OPERATING ACTIVITIES
 Net income                                $84,890       $98,284       $87,156
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   universal life products:
   Interest credited to account balances   390,039       320,312       268,992
   Charges for mortality and
    administration                         (54,308)      (46,280)      (31,151)
   Change in unearned revenues                (293)         (449)         (840)
  Increase in traditional life
   policy liabilities and accruals           2,758         3,750         5,987
  Decrease in other policyholders' funds      (756)         (130)         (194)
  Increase in accrued investment income    (16,875)      (13,486)      (14,376)
  Policy acquisition costs deferred       (178,133)     (193,263)     (137,153)
  Amortization of deferred policy
   acquisition costs                        72,537        50,921        42,078
  Change in other assets, other
   liabilities, and accrued income taxes    43,227        28,564        23,450
  Provision for depreciation and
   amortization                             (7,909)          260           509
  Provision for deferred income taxes         (216)       13,211        (1,305)
  Share of losses (equity in earnings)
   of related parties                          (27)           51          (194)
  Realized gains on investments             (9,524)      (19,697)      (41,985)
                                        _______________________________________
Net cash provided by operating
  activities                               325,410       242,048       200,974

INVESTING ACTIVITIES
 Sale, maturity, or repayment of investments:
  Fixed maturities-available for sale      145,173       204,847            --
  Fixed maturities-held for investment     203,395       286,844     1,056,544
  Equity securities                          6,572            --            --
  Mortgage loans on real estate             56,774        47,960        49,081
  Real estate                                2,030         5,662           289
  Policy loans                              28,436        30,397        25,963
  Short-term investments - net              11,741        16,644            --
                                        _______________________________________
                                           454,121       592,354     1,131,877
 Acquisition of investments:
  Fixed maturities-available for sale     (943,285)     (181,303)           --
  Fixed maturities-held for investment     (59,759)   (1,422,409)   (2,124,615)
  Equity securities                        (32,097)      (23,101)           --
  Mortgage loans on real estate           (612,449)     (314,255)     (152,274)
  Real estate                               (1,018)         (876)         (346)
  Policy loans                             (34,411)      (29,996)      (26,083)
  Short-term investments - net                  --            --       (12,717)
                                        _______________________________________
                                        (1,683,019)   (1,971,940)   (2,316,035)

See accompanying notes.

             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         (Dollars in thousands)

Year ended December 31                        1995          1994          1993
_______________________________________________________________________________
INVESTING ACTIVITIES - CONTINUED
 Disposal of investments accounted for
  by the equity method                        $498          $489          $939
 Additions to investments accounted for
  by the equity method                          --        (1,376)         (467)
 Repayments of notes receivable              1,317           223            38
 Issuance of notes receivable                   --        (2,438)           --
 Sales of property and equipment               109           282           107
 Purchases of property and equipment        (3,397)       (3,052)       (3,873)
                                        _______________________________________
Net cash used in investing activities   (1,230,371)   (1,385,458)   (1,187,414)

FINANCING ACTIVITIES
Issuance (repayment) of commercial
 paper - net                               (32,350)       56,450         5,226
Issuance of long-term debt                 100,000            --            --
Repayment of long-term debt                     --       (50,214)      (10,520)
Receipts from annuity and universal
 life policies credited to
 policyholder account balances           1,691,189     1,746,108     1,190,024
Return of policyholder account balances
 on annuity policies and universal
 life policies                            (835,893)     (586,762)     (264,364)
Issuance of common stock under
 primary stock offering                         --            --        76,264
Issuance of stock under stock
 plans and upon debt conversion             (3,216)           67           861
Cash dividends paid                        (16,713)      (14,755)      (12,071)
                                        _______________________________________
Net cash provided by financing
  activities                               903,017     1,150,894       985,420
                                        _______________________________________
Increase (decrease) in cash and cash
  equivalents                               (1,944)        7,484        (1,020)
Cash and cash equivalents at beginning
  of year                                   12,674         5,190         6,210
                                        _______________________________________

Cash and cash equivalents at end of year   $10,730       $12,674        $5,190
                                        =======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                 $10,192        $7,650       $10,404
  Income taxes                              32,158        61,834        42,367
Noncash investing and financing activities:
  Foreclosure of mortgage loans and notes
    receivable, including taxes and costs
    capitalized ($106) and operating funds
    retained ($283) in 1993                     --           250         6,577

See accompanying notes.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1995


1.  SIGNIFICANT ACCOUNTING POLICIES


Consolidation: The consolidated financial statements include the company and its subsidiaries. The principal subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life") and USG Annuity & Life Company ("USG"). At December 31, 1995 and 1994, all subsidiaries are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Organization: Equitable Life and USG offer various insurance products including deferred fixed annuities, universal and term life insurance and variable annuities. These products are marketed by the company's career agency force, brokers and through financial institutions. The company's primary customers are middle-income individuals and small businesses.

Investments: Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities are designated as either "available for sale", "held for investment" or "trading". Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, policy reserves and deferred income taxes. At December 31, 1995, all of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by SFAS No. 115. Securities that are bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income.
Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.
 Prior to the adoption of SFAS No. 115, all of the company's fixed maturity securities were classified as "held to maturity". Fixed maturity securities were written down to net realizable value (the sum of the estimated nondiscounted cash flows from the securities) if the securities were determined to have declines in value that were "other than temporary". Future investment income was recognized at the rate implicit in this calculation of net realizable value.
 Equity securities (common and non-redeemable preferred stocks) are reported at market if readily marketable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity. Equity securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income.
 Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.
 Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sale cost, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be restored should the fair value of the property increase. Changes in this valuation allowance are charged or credited to income.
 Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Investments accounted for by the equity method include investments in, and advances to, various joint ventures and partnerships.
 Market values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Market values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Market values of equity securities are based on the latest quoted market prices, or where not readily marketable, at values which are representative of the market values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.


Cash and Cash Equivalents: For purposes of the consolidated statement of cash flows, the company considers all demand deposits and interest bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Deferred Policy Acquisition Costs: Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. For annuity and universal life products, such costs are being amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the company revises its estimate of current or future gross profits to be realized from a group of products. For traditional life insurance products, such costs are being amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, using principally the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional "lock-in" concepts. Deferred policy acquisition costs are adjusted to reflect the pro-forma impact of unrealized gains and losses on fixed maturity securities the company has designated as "available for sale" under SFAS No. 115.

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

Intangible Assets: Intangible assets include the value of various licenses acquired in conjunction with the purchase of USG and capitalized costs related to the company's lines of credit and long-term debt. Intangible assets related to insurance licenses are being amortized over forty years using the straight-line method. Capitalized line of credit costs are being amortized over the term of the underlying line of credit agreement.

Future Policy Benefits: The liability for future policy benefits for traditional life insurance products has been calculated on a net-level premium basis. Interest assumptions range from 2.75% for 1956 and prior issues to a 9.00% level, graded to 6.00% after twenty years for current issues. Mortality, morbidity and withdrawal assumptions generally are based on actual experience. These assumptions have been modified to provide for possible unfavorable deviation from the assumptions. Future dividends for participating business (which accounted for 1.8% of premiums and 9.4% of inforce in 1995) are provided for in the liability for future policy benefits.
 With respect to annuity and universal life products, the company utilizes the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.35% to 11.35% during 1995, 3.50% to 11.35% during 1994 and 4.50% to 10.00% during 1993.
 The unearned revenue reserve reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on annuity and universal life products. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.

Recognition of Premium Revenues and Costs: Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are associated with the premiums as earned by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.
 Revenues for annuity and universal life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.

Deferred Income Taxes: Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro-forma impact of unrealized gains and losses on fixed maturity securities the company has designated as available for sale under SFAS No. 115.
Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholders' equity. Deferred income tax expenses or credits reflected in the company's Statements of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

Interest Rate Swaps: The company had interest rate swap agreements outstanding during 1993, whereby any interest rate differential to be received/paid was recognized as an adjustment to interest expense. All of these swap agreements expired, or were terminated in August 1993.

Separate Accounts: The transactions in the separate accounts (which are charged or credited directly to the accounts) are excluded from the consolidated statements of income.

Capital Stock: On April 29, 1993 the company's Board of Directors approved a 2-for-1 stock split payable June 1, 1993, to holders of record on May 12, 1993. With respect to the statement of changes in stockholders' equity, share and per share amounts prior to January 1, 1993, have not been restated to reflect the 1993 stock split. All other share and per share data presented in the consolidated financial statements and notes thereto have been restated to reflect this stock split.

Net Income per Share of Common Stock: Net income per share is based on the weighted average number of shares of common stock outstanding during each year (1995 - 31,709,032; 1994 - 31,612,675 and 1993 - 29,540,274).
Employee stock options and installment notes convertible (1993 only) into shares of common stock have not been included in the net income per share computations because their effect is not material.

Dividends per Share of Common Stock: For the years ended December 31, 1995, 1994 and 1993, the company paid dividends per share of $0.525, $0.465 and $0.405 respectively, after giving effect for the 2-for-1 stock split as of May 12, 1993.

Dividend Restrictions: The company's ability to pay dividends to its stockholders is restricted by certain debt covenants. The most restrictive covenant requires the company to maintain tangible net worth equal to the sum of $490,000,000 plus proceeds from any issuance of capital stock plus one-half of net income recognized subsequent to January 1, 1995. At December 31, 1995, retained earnings available for dividends aggregated $148,917,000.
 The ability of Equitable Life to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1996, Equitable Life could pay dividends to the parent company of approximately $85,758,000 without prior approval of statutory authorities. Also, the amount ($514,576,000 at December 31, 1995) by which the stockholder's equity stated in conformity with generally accepted accounting principles exceeds statutory capital and surplus as reported is restricted and cannot be distributed.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates.
 Significant estimates and assumptions are utilized in the calculation of deferred policy acquisition costs, policyholder liabilities and accruals, postretirement benefits, guaranty fund assessment accruals and valuation allowances on investments and deferred tax benefits. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements.

Reclassification: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 financial statement presentation.
























2.  BASIS OF FINANCIAL REPORTING - LIFE INSURANCE OPERATIONS

 The financial statements of the life insurance subsidiaries differ from related statutory financial statements principally as follows:
(1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred,
(2) future policy benefit reserves on traditional life insurance products are based on reasonable assumptions of expected mortality, interest and withdrawals which include a provision for possible unfavorable deviation from such assumptions, which may differ from reserves based upon statutory mortality rates and interest, (3) future policy benefit reserves for annuity and universal life products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates, (4) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits, (5) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes (if applicable) and deferred policy acquisition costs, credited/charged directly to stockholders' equity rather than valued at amortized cost, (6) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the statements of income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus, (7) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities, (8) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan, (9) gains arising from sale lease-back transactions are deferred and amortized over the life of the lease rather than recognized in the period of sale, (10) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities, (11) a prepaid pension cost asset established in accordance with SFAS No. 87, "Employers' Accounting for Pensions", agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus,
(12) revenues for annuity and universal life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received, (13) expenses for postretirement benefits other than pensions are recognized for all qualified employees rather than for only vested and fully-eligible employees, and the accumulated postretirement benefit obligation for years prior to adoption of SFAS
No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" was recognized as a cumulative effect of change in accounting method rather than deferred and amortized over twenty years, and (14) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost.
 Net income for Equitable Life, USG and Equitable American Insurance Company as determined in accordance with statutory accounting practices was $87,179,000 in 1995, $61,421,000 in 1994 and $42,182,000 in 1993. Total
statutory capital and surplus was $532,817,000 at December 31, 1995 and $431,585,000 at December 31, 1994.

3.  INVESTMENT OPERATIONS

 Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires companies to classify their securities as "held to maturity", "available for sale" or "trading".
 On November 15, 1995, the Financial Accounting Standards Board issued a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This report allowed companies a one-time opportunity to reassess the classification of their securities holdings pursuant to SFAS No. 115. SFAS No. 115 significantly restricts a company's ability to sell securities in the held to maturity category without raising questions about the appropriateness of its accounting policy for such securities. Classification of securities as held to maturity therefore limits a company's ability to manage its investment portfolio in many circumstances. For example, a company would be prohibited from accepting a tender offer or responding to an anticipated decline in the credit quality of assets in a particular industry when the security is categorized as held to maturity. Additionally, a company is unable to adjust its portfolio to take advantage of tax planning opportunities or economic changes that would assist in providing the most appropriate asset liability management. Thus a company's ability to maintain the appropriate flexibility to make optimal investment decisions is significantly restricted if it classifies securities as held to maturity.
 In response to this opportunity, the company reclassified 100% of the securities in its "held to maturity" category to "available for sale" on December 1, 1995 to maximize investment flexibility. As a result of this reclassification, securities with combined cost totaling $5,250,921,000 and estimated fair value of $5,560,519,000 were transferred from the company's held for investment portfolio to its available for sale portfolio. This transfer caused the net unrealized investment gain component of shareholders' equity to increase by $138,795,000 (net of deferred income taxes of $74,735,000 and an adjustment of $96,068,000 to deferred policy acquisition costs). The company is not, however, precluded from classifying securities as held to maturity in the future. While it is not the company's current practice to engage in active management of the fixed maturity securities portfolio such that significant sales would occur, the inability to implement prudent financial management decisions necessitated this change.
 SFAS No. 115 requires the carrying value of fixed maturity securities classified as available for sale to be adjusted for changes in market value, primarily caused by interest rates. While other related accounts are adjusted as discussed above, the insurance liabilities supported by these securities are not adjusted under SFAS No. 115, thereby creating volatility in shareholders' equity as interest rates change. As a result, the company expects that its shareholders' equity will be exposed to incremental volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with equity increasing as market interest rates decline and, conversely, decreasing as market interest rates rise.
 Due to this potential for distortion in shareholders' equity, fair value disclosure is provided in Note 4. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair values for selected financial instruments but does not require disclosure of fair value of life insurance liabilities. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is provided in an effort to more properly reflect changes in shareholders' equity from fluctuations in interest rates.
 The cumulative effect of the adoption of SFAS No. 115 was to increase stockholders' equity by $22,516,000, or $0.71 per share, at January 1, 1994. The change in unrealized gain or loss included in stockholders' equity, net of adjustments, totaled $235,425,000 of unrealized gains (including the unrealized gain of $138,795,000 related to the December 1, 1995 reclassification of securities to available for sale) for the year ended December 31, 1995 and $49,009,000 of unrealized losses for the year ended December 31, 1994.

















































Realized gains (losses) and unrealized appreciation (depreciation) on investments are summarized below:

                                                      Realized*
Year ended December 31                       1995          1994          1993
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities:
    Available for sale                    ($3,401)       $7,417
    Held for investment                     9,330        11,364       $41,754
  Equity securities                           912            --            --
  Mortgage loans on real estate                --           (62)         (363)
  Real estate                                (161)            7            14
  Equity investments                        2,844           971           580
                                       _______________________________________
  Realized gains on investments            $9,524       $19,697       $41,985
                                       =======================================

*See Note 6 for the income tax effects attributable to realized gains and losses on investments.

                                                     Unrealized
Year ended December 31                       1995          1994          1993
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities:
    Available for sale                   $507,971      ($40,597)
    Held for investment                   334,708      (663,840)     $144,409
  Equity securities                         1,179          (206)          (33)
                                       _______________________________________
  Unrealized appreciation (depre-
    ciation) of investments              $843,858     ($704,643)     $144,376
                                       =======================================

Major categories of net investment income are summarized below:

Year ended December 31                       1995          1994          1993
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities                       $558,903      $478,436      $397,912
  Equity securities                         1,255           303            45
  Mortgage loans on real estate            76,382        39,117        28,408
  Real estate                               2,747         3,696         2,696
  Policy loans                             10,049         9,788         9,838
  Short-term investments                    1,275           886           933
  Other - net                                 996           801           425
                                       _______________________________________
                                          651,607       533,027       440,257
  Less investment expenses                (10,513)       (8,616)       (6,188)
                                       _______________________________________
  Net investment income                  $641,094      $524,411      $434,069
                                       =======================================

At December 31, 1995 and 1994, the amortized cost, gross unrealized gains and losses and estimated market value of the company's fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1995                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                 $289,422       $16,738                    $306,160
 Other                         60,567         4,163           ($2)       64,728
States, municipalities
 and political
 subdivisions                  15,485         1,639            --        17,124
Foreign governments            10,573         3,426            --        13,999
Public utilities            1,271,641        92,546        (2,077)    1,362,110
Investment grade
 corporate                  2,322,036       277,981        (1,303)    2,598,714
Below investment grade
 corporate                    574,284        19,428       (12,492)      581,220
Mortgage-backed
 securities                 2,340,194        75,704        (8,142)    2,407,756
Redeemable preferred
 stocks                           635            --          (235)          400
                           _____________________________________________________
Total available for sale   $6,884,837      $491,625      ($24,251)   $7,352,211
                           =====================================================

                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1994                Cost         Gains        Losses         Value
________________________________________________________________________________
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                  $17,817                       ($730)      $17,087
 Other                         30,624                      (1,178)       29,446
Public utilities               70,184          $704        (7,173)       63,715
Investment grade
 corporate                    365,162         9,288       (19,574)      354,876
Below investment grade
 corporate                    199,597           589       (23,417)      176,769
Mortgage-backed
 securities                   135,699         1,926        (1,032)      136,593
                           _____________________________________________________
Total available for sale     $819,083       $12,507      ($53,104)     $778,486
                           =====================================================

At December 31, 1994, the amortized cost, gross unrealized gains and losses, and estimated market value of the company's fixed maturity securities designated as held for investment are as follows:

HELD FOR INVESTMENT
                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized        Market
December 31, 1994                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed
  securities                 $288,914        $2,971      ($13,949)     $277,936
 Other                          3,980            66          (104)        3,942
States, municipalities
 and political
 subdivisions                  15,557            --        (1,128)       14,429
Foreign governments            10,573           719            --        11,292
Public utilities            1,231,799         7,148       (99,517)    1,139,430
Investment grade
 corporate                  1,594,095        33,750       (80,108)    1,547,737
Below investment grade
 corporate                    223,908           477       (19,074)      205,311
Mortgage-backed
 securities                 2,024,281         4,389      (170,091)    1,858,579
Redeemable preferred
 stocks                           691            --          (257)          434
                           _____________________________________________________
Total held for investment  $5,393,798       $49,520     ($384,228)   $5,059,090
                           =====================================================

No fixed maturity securities were designated as held for investment at December 31, 1995. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates market value for these securities.

The amortized cost and estimated market value of fixed maturity securities, by contractual maturity, at December 31, 1995, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.












AVAILABLE FOR SALE
                                                           Estimated
                                             Amortized        Market
December 31, 1995                                 Cost         Value
_____________________________________________________________________
(Dollars in thousands)
Due after one year through five years         $178,935      $183,442
Due after five years through ten years       1,343,419     1,450,436
Due after ten years                          2,732,867     3,004,417
                                            _________________________
                                             4,255,221     4,638,295
Mortgage-backed securities                   2,629,616     2,713,916
                                            _________________________
Total available for sale                    $6,884,837    $7,352,211
                                            =========================

 The amortized cost and market value of mortgage-backed securities, which comprise 37% of the company's investment in fixed maturity securities at December 31, 1995, by type, are as follows:

                                                                 Estimated
                                                  Amortized         Market
December 31, 1995                                      Cost          Value
___________________________________________________________________________
(Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
    Very accurately defined maturities              $17,199        $18,646
    Planned amortization class                       84,746         91,044
    Targeted amortization class                      29,290         30,216
    Sequential pay                                   69,084         71,439
    Pass through                                     89,103         94,815

Private label CMOs and REMICS:
    Very accurately defined maturities               30,555         32,026
    Planned amortization class                       25,448         27,357
    Targeted amortization class                     445,545        449,932
    Sequential pay                                1,767,444      1,823,761
    Mezzanines                                       38,026         39,655
    Private placements and subordinate issues        33,176         35,025
                                                 __________________________
Total mortgage-backed securities                 $2,629,616     $2,713,916
                                                 ==========================

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At December 31, 1995, unamortized premiums on mortgage-backed securities totaled $5,611,000 and unaccrued discounts on mortgage-backed securities totaled $61,808,000.















































An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                             Gross       Gross      Proceeds
                             Amortized    Realized    Realized          from
                                  Cost       Gains      Losses          Sale
_____________________________________________________________________________
(Dollars in thousands)
Year ended December 31, 1995:
Scheduled principal repayments
 calls and tenders (available
 for sale only):
   Available for sale          $59,935        $319        ($19)      $60,235
   Held for investment         172,082       5,279        (274)      177,087
Sales:
   Available for sale           82,837       2,104          (3)       84,938
   Held for investment          21,983       4,325          --        26,308
                            _________________________________________________
Total                         $336,837     $12,027       ($296)     $348,568
                            =================================================

Year ended December 31, 1994:
Scheduled principal repayments
 calls and tenders (available
 for sale only):
   Available for sale         $167,285      $4,877        ($11)     $172,151
   Held for investment         275,480      11,389         (25)      286,844
Sales:
   Available for sale           29,526       3,184         (14)       32,696
                            _________________________________________________
Total                         $472,291     $19,450        ($50)     $491,691
                            =================================================

Year ended December 31, 1993:
Scheduled principal
 repayments, calls and
 tenders                      $999,855     $50,924          --    $1,050,779
Sales                            5,481         284          --         5,765
                            _________________________________________________
Total                       $1,005,336     $51,208       $  --    $1,056,544
                            =================================================

 During the second quarter of 1995, the company sold one security with an amortized cost of $21,983,000 from the held for investment portfolio generating a realized gain of $4,325,000. This sale was due to a significant deterioration of the issuer's creditworthiness resulting from the announced reorganization of the issuer.
 At December 31, 1995, unrealized appreciation of equity securities of $806,000, is comprised of gross unrealized appreciation of $1,019,000 on the company's investment in its registered separate account and gross unrealized depreciation of $213,000 on the company's other equity securities.
 The carrying value of investments which have been non-income producing for the twelve months preceding December 31, 1995, totaled $239,000 related to one real estate property.
 The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1995, the company identified two below investment grade securities as having impairments in value that were other than temporary. As a result of those determinations, the company recognized pre-tax losses of $5,802,000 to reduce the carrying value of the securities to their estimated fair value. These securities were subsequently sold resulting in realized gains totaling $1,200,000. During 1994, the company recognized a pre-tax loss of $619,000 to reduce the carrying value of one fixed maturity security to its estimated fair value. This security had been previously written down to its estimated net realizable value by a charge to realized losses of $6,443,000 during 1993. This security was sold in the fourth quarter of 1994 at a nominal gain.
 At December 31, 1995, the company had established valuation allowances of $202,000 on two mortgage loans (one of which was delinquent by 90 days or more) to reduce the carrying value of these investments to their estimated fair value less costs to sell. At December 31, 1994, the company had established valuation allowances of $57,000 on one mortgage loan and $959,000 on one real estate property (sold in 1995) to reduce the carrying value of these investments to their estimated fair value, less costs to sell. During the year ended December 31, 1993, the company recognized a pre-tax loss of $363,000 to reduce the carrying value of one mortgage loan (sold in 1994) and established a valuation allowance of $86,000 on one real estate property to reduce the carrying value of these investments to their estimated fair value, less costs to sell.
 At December 31, 1995, affidavits of deposits covering bonds with a par value of $1,693,573,000 (1994 - $1,519,564,000), mortgage loans with an unpaid principal balance of $304,729,000 (1994 - $225,404,000) and policy loans with an unpaid balance of $167,844,000 (1994 $168,653,000) were on deposit with state agencies to meet regulatory requirements. In addition, at December 31, 1995, pursuant to a reinsurance agreement, the company had investments with a carrying value of $64,350,000 (1994 - $84,156,000) and estimated market values of $64,350,000 (1994 -
$72,637,000) deposited in a trust for the benefit of the ceding company.
 The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (33% in 1995, 35% in 1994), public utilities (19% in 1995, 22% in 1994), basic industrials (21% in 1995, 18% in 1994) and consumer products (12% in 1995, 13% in 1994).
Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1995 and 1994. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (32% in 1995 and 33% in 1994), industrial buildings (26% in 1995 and 25% in 1994), multi-family residential buildings (24% in 1995 and 25% in 1994) and office buildings (17% in 1995 and 15% in 1994). Equity securities are comprised of investments in the company's registered separate account and other equity securities and do not contain any concentrations of risk by issuer or industry. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.
 No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at December 31, 1995.

4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and
Fair Value of Financial Instruments" requires additional disclosures about derivative financial instruments. Most of the company's investments, insurance liabilities and debt, as well as off-balance-sheet items such as loan guarantees, fall within the standards' definition of a financial instrument. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is also provided in order to make the disclosures more meaningful. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to such things as liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the company's business or financial condition based on the information presented herein.
 The company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. These amounts are taken into consideration in the company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. In addition, the company is not currently a party to any financial instruments such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. As such, the company believes that it has reduced the volatility inherent in its "fair value" adjusted stockholders' equity, although such volatility will not be reduced completely. As discussed below, the company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values that are consistent with those obtained through an actuarial appraisal of the company's business or values that might arise in a negotiated transaction.


















 The following compares carrying values as shown for financial reporting purposes with estimated fair values.

December 31                            1995                        1994
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
ASSETS
Balance sheet financial assets:
  Fixed maturities:
    Available for sale      $7,352,211    $7,352,211      $778,486      $778,486
    Held for investment             --            --     5,393,798     5,059,090
  Equity securities             50,595        50,595        22,978        22,978
  Mortgage loans on real
    estate                   1,169,456     1,245,128       613,208       589,333
  Short-term investments        39,234        39,234        50,975        50,975
  Cash and cash equivalents     10,730        10,730        12,674        12,674
  Notes and other
    receivables                137,141       137,141       119,261       119,261
  Separate account assets      171,881       171,881        84,963        84,963
                            ____________________________________________________
                             8,931,248     9,006,920     7,076,343     6,717,760
Deferred policy acquisition
  costs and intangible
  assets                       557,818            --       610,231            --
Prepaid pension and other
  postretirement benefits       24,209        23,634        21,460        19,130
Non-financial assets            57,529        57,529        62,572        62,572
                            ____________________________________________________
Total assets                $9,570,804    $9,088,083    $7,770,606    $6,799,462
                            =====================================================























December 31                            1995                        1994
_________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                   Estimated
                              Carrying          Fair      Carrying          Fair
                                 Value         Value         Value         Value
                            ___________   ___________   ___________   ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Balance sheet financial liabilities:
  Future policy benefits (net of related policy loans):
    Universal life and
      current interest
      products                $441,726      $309,142      $390,061      $258,852
    Annuity products         6,846,030     5,905,241     5,718,888     4,312,559
    Participating life insur-
      ance and dividend
      accumulations            577,599       444,497       580,043       377,577
    Traditional life insurance
      - nonpar                 167,740       113,948       166,227       114,193
                            ____________________________________________________
                             8,033,095     6,772,828     6,855,219     5,063,181

  Long-term debt               100,000       115,080            --            --
  Commercial paper notes        58,100        58,100        90,450        90,450
  Separate account
    liabilities                171,881       171,881        84,963        84,963
                            ____________________________________________________
                             8,363,076     7,117,889     7,030,632     5,238,594
Deferred income taxes on fair
  value adjustments                 --       267,710            --       288,185
Non-financial liabilities      313,796       313,796       152,644       152,644
                            ____________________________________________________
Total liabilities            8,676,872     7,699,395     7,183,276     5,679,423

Stockholders' equity           893,932     1,388,688       587,330     1,120,039
                            ____________________________________________________
Total liabilities and
  stockholders' equity      $9,570,804    $9,088,083    $7,770,606    $6,799,462
                            =====================================================

The following methods and assumptions were used by the company in estimating fair values.
  Fixed maturities: Estimated market values of publicly traded securities are as reported by an independent pricing service. Estimated market values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system, which uses a matrix calculation assuming a spread over U.S.
Treasury bonds based upon the expected average lives of the securities. Market values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated market values of redeemable preferred stocks are as reported by the NAIC.
  Equity securities: Estimated fair values are based upon the latest quoted market prices, where available. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality.
  Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans.
  Short-term investments, cash and cash equivalents, notes and other receivables, commercial paper notes: Carrying values reported in the company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.
  Prepaid pension and other postretirement benefits: Estimated fair value of the prepaid pension costs asset and other postretirement benefits obligations represents the fair value of plan assets less accumulated benefit obligations (pension) and accumulated postretirement benefit obligations. Differences in estimated fair value and carrying value are the result of deferral of recognition of: prior service costs, unrecognized gains and losses and the remaining balance of the unrecognized transition asset for pensions.
  Separate account assets and liabilities: Separate account assets and liabilities are reported at estimated fair value in the company's historical cost basis balance sheet.
  Future policy benefits: Estimated fair values of the company's liabilities for future policy benefits for universal life and current interest products, annuity products, participating life insurance and dividend accumulations and non-par traditional life insurance products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities. Estimated fair values are presented net of the estimated fair value of corresponding policy loans due to the interdependent nature of the cash flows associated with these items.
  Deferred policy acquisition costs and intangible assets: For historical cost purposes, the recovery of policy acquisition costs is based on the realization, among other things, of future interest spreads and gross premiums on in-force business. Because these cash flows are considered in the computation of the future policy benefit cash flows, the deferred policy acquisition cost balance does not appear on the estimated fair value balance sheet. Intangible assets do not appear in the estimated fair value balance sheet because there are no cash flows related to these assets.
  Long-term debt: Estimated fair value of the company's publicly-traded debt issue was based upon quoted market prices at December 31, 1995.
  Off-balance-sheet instrument: The company has made guarantees on behalf of certain borrowers in the event the borrower is not able to make its principal or interest payments. The company has not provided a fair value liability for this obligation as management believes the value of the collateral underlying the commitments is sufficient.
  Derivative financial instruments: SFAS No. 119 requires disclosures about derivative financial instruments such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. The company was not a party to such derivative financial instruments at any time during 1995 or 1994.
  Deferred income taxes on fair value adjustments: Deferred income taxes have been reported at the statutory rate for the differences
(except for those attributed to permanent differences) between the carrying value and estimated fair value of assets and liabilities set forth herein.
  Non-financial assets and liabilities: Values are presented at historical cost. Non-financial assets consist primarily of real estate, securities and indebtedness of related parties, property and equipment, current income taxes recoverable and guaranty fund premium tax offset. Non-financial liabilities consist primarily of other policy claims and benefits, accrued dividends, deferred income taxes payable, guaranty fund assessments payable, outstanding checks, suspense accounts, draft accounts payable and payable to reinsurers.
  SFAS No. 107 and SFAS No. 119 require disclosure of estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The above presentation should not be viewed as an appraisal as there are several factors, such as the fair value associated with customer or agent relationships and other intangible items, which have not been considered. In addition, interest rates and other assumptions might be modified if an actual appraisal were to be performed.
Accordingly, the aggregate estimated fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the company.









































5.  CREDIT ARRANGEMENTS

Long-term debt: In February 1995, the company issued $100 million of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling $98,812,000, after expenses. The company has contributed $50 million of the proceeds to its insurance subsidiaries and has applied the remaining net proceeds to the repayment of outstanding commercial paper notes.
 Notes payable bearing interest at 9.3% totaling $49,996,000 at December 31, 1993 were repaid on June 1, 1994. Subordinated installment notes bearing interest at 9% totaling $218,000 at December 31, 1993 were repaid on January 3, 1994. Prior to repayment, the subordinated installment notes were convertible, at the option of the holder, into the company's common stock. During the year ended December 31, 1993, 2,642 shares of common stock were issued pursuant to this conversion feature.
 The Industrial Development Revenue Refunding Bonds Series 1983 bearing interest at 9.16% totaling $10,500,000 at December 31, 1992, were repaid on December 1, 1993.

Guarantees of Indebtedness of Others: At December 31, 1995 and 1994, the company had unconditionally guaranteed $25,508,000 and $25,926,000, respectively, in remaining principal amount of notes payable issued by the Walnut Mall Limited Partnership ("WMLP"). The final payment on this note is due in 1996. Effective January 1, 1995, the partnership was dissolved and the company received a guarantee in full from Midwest Resources Inc., a Des Moines, Iowa based public utility holding company, a former partner, in addition to a first mortgage on a 284,000 square foot office tower, to secure its guarantee. In the event of a default on the notes payable by WMLP, the company would be required to make payments to note holders and seek recourse from Midwest Resources and/or through exercise of its rights as a mortgagee.

Commercial Paper Notes: The company issues commercial paper notes to provide for working capital needs and to provide short term liquidity. This commercial paper program is supported by the company's line of credit discussed below.
 Commercial paper notes are issued for periods not exceeding 270 days. At December 31, 1995 and 1994, commercial paper notes of $58,100,000 and $90,450,000, respectively, were outstanding under this arrangement at a weighted average interest rate of 6.0% and 6.2%, respectively.
At December 31, 1995, the company's commercial paper was rated A1 by Standard and Poor's Corporation, D1 by Duff & Phelps Credit Rating Company and P2 by Moody's Investors Service.

Line of Credit: The company maintains a line of credit arrangement with several banks to support its commercial paper notes payable and to provide short-term liquidity. The maximum borrowing allowed under this facility is $225,000,000 (no amounts outstanding at December 31, 1995) expiring on March 30, 2000. The terms of the credit arrangement set limits on debt of the company and its insurance subsidiaries, require maintenance of a minimum level of consolidated tangible net worth and insurance subsidiary statutory capital and surplus and risk-based capital and restricts certain investments.







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

Year ended December 31                     1995          1994          1993
______________________________________________________________________________
(Dollars in thousands)
Taxes provided in consolidated statements
  of income on:
  Income before equity income (loss)
    Current                               $43,901       $39,762       $49,313
    Deferred                                 (268)       13,159        (1,348)
                                       _______________________________________
                                           43,633        52,921        47,965
  Equity income (loss):
    Current                                   (43)          (65)           25
    Deferred                                   52            52            43
                                       _______________________________________
                                                9           (13)           68

Taxes provided in consolidated statement
  of changes in stockholders' equity:
  Amounts attributable to stock
   incentive plans - current               (4,177)       (1,309)       (1,377)
  Amounts attributable to unrealized
   gains and losses, less valuation
   allowance of $9,403 in 1994 -
   deferred                               113,503            --            --
                                       _______________________________________
                                         $152,968       $51,599       $46,656
                                       =======================================













 Income tax expense (credits) attributed to realized gains and losses on investments amounted to $3,333,000, $6,744,000 and $14,695,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The effective tax rate on income before income taxes and equity income
(loss) is different from the prevailing federal income tax rate as follows:

Year ended December 31                     1995          1994          1993
______________________________________________________________________________
(Dollars in thousands)
Income before income taxes and
  equity income (loss)                   $128,506      $151,244      $134,995

Income tax at federal statutory rate       44,977        52,935        47,248
Tax effect (decrease) of:
  Taxes provided for IRS examinations          --            --           200
  State income taxes, net of federal
    effect                                     82            79            87
  Other items                              (1,426)          (93)          430
                                       _______________________________________
Income tax expense                        $43,633       $52,921       $47,965
                                       =======================================

 The Internal Revenue Service ("IRS") is currently examining, or has examined, the company's consolidated income tax returns through 1992. The 1993 and 1994 consolidated income tax returns remain open to examination. Management believes amounts provided for IRS examinations are adequate to settle any adjustments raised by the IRS.




























The tax effect of temporary differences giving rise to the company's deferred income tax assets and liabilities at December 31, 1995 and 1994, is as follows:


December 31                                              1995          1994
____________________________________________________________________________
(Dollars in thousands)
Deferred tax assets:
  Net unrealized depreciation of available for sale
    fixed maturity securities                              --       $14,339
  Future policy benefits                             $208,431       187,609
  Accrued dividends                                     4,375         4,397
  Guaranty fund assessment accruals                    17,030         5,557
  Other                                                10,689        10,110
                                                   _________________________
                                                      240,525       222,012
Deferred tax liabilities:
  Net unrealized appreciation of available for sale
    fixed maturity securities                        (163,581)           --
  Deferred policy acquisition costs                  (168,753)     (192,061)
  Prepaid pension costs                               (11,653)      (10,434)
  Other                                               (11,453)      (11,556)
                                                   _________________________
                                                     (355,440)     (214,051)
Valuation allowance, for amounts attributable
  to net unrealized depreciation for assets
  available for sale                                       --        (9,403)
                                                   _________________________
Deferred income tax liability                       ($114,915)      ($1,442)
                                                   =========================

 A valuation allowance of $9,403,000 was established to offset the deferred tax asset related to the unrealized depreciation of assets held in the available for sale account at December 31, 1994. No valuation allowance was established for 1995 because the available for sale account reflected net unrealized appreciation.
 Prior to 1984, a portion of Equitable Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account". The aggregate accumulation in this account at December 31, 1995, was $14,388,000. Should the policyholders' surplus account of Equitable Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Equitable Life to the parent company in excess of $358,918,000 such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $5,036,000 have not been provided on amounts included in this memorandum account since the company contemplates no action and can foresee no events that would create such a tax.
 Deferred income taxes (credits) were also reported on equity income during these periods. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.



7.  EMPLOYEE STOCK AND INCENTIVE COMPENSATION PLANS

 The company's Restated and Amended 1992 Stock Incentive Plan is a successor to the 1982 Stock Incentive Plan. These plans provide for the award of stock options or shares of the company's common stock to key employees through three means: qualified incentive stock options (as defined in the Internal Revenue Code), non-qualified stock options and restricted shares. Shares of common stock may be awarded under the 1982 plan for outstanding stock options granted prior to adoption of the 1992 plan. Under the 1992 plan an initial base of 2,240,000 shares of common stock may be awarded with automatic increases of 7.5% for shares issued after April 30, 1992. At December 31, 1995, the company has reserved 2,803,051 shares (3,094,135 shares at December 31, 1994) of its common stock for future issuances under these plans.
 After giving effect for the 2-for-1 stock splits as of May 12, 1993, stock option transactions under these plans are summarized as follows:

                                                           Option Price
                                   Number      _____________________________
                                  of Shares       Per Share           Total
____________________________________________________________________________
(Dollars in thousands, except per share data)
Balance at January 1, 1993        1,068,600     $4.97 -$12.00        $7,594
  Granted during 1993               238,000     25.75 - 36.75         6,304
  Exercised during 1993            (195,300)     5.22 - 12.00        (1,141)
  Terminated during 1993            (21,400)     4.97 - 25.75          (325)
                                 ___________                     ___________
Balance at December 31, 1993      1,089,900      4.97 - 36.75        12,432
  Granted during 1994               202,500     32.50 - 34.50         6,588
  Exercised during 1994            (154,705)     4.97 - 25.75          (938)
  Terminated during 1994            (20,420)     4.97 - 32.50          (369)
                                 ___________                     ___________
Balance at December 31, 1994      1,117,275      4.97 - 36.75        17,713
  Granted during 1995               285,750     27.75 - 37.63         8,905
  Exercised during 1995            (215,600)     4.97 - 11.88        (1,464)
  Terminated during 1995           (163,700)     4.97 - 36.75        (3,463)
                                 ___________                     ___________
Balance at December 31, 1995      1,023,725     $4.97 -$37.63       $21,691
                                 ===========                     ===========

Exercisable at December 31:
  1994                              252,515     $4.97 - $7.56        $1,562
  1995                              210,135      4.97 - 11.88         1,400

Became exercisable during:
  1993                              223,740     $5.31 - $7.56        $1,341
  1994                              215,880      4.97 - 25.75         1,334
  1995                              177,220      4.97 - 11.88         1,327

 The non-qualified stock options are compensatory, and require the accrual of compensation expense over the period of service from the date the options are granted until they become fully exercisable if market values exceed the option price on the measurement date. During the years ended December 31, 1995, 1994 and 1993, compensation (income)/expense of $(4,000), $16,000 and $89,000, respectively, was recognized related to these options.


 Shares of common stock issued under the company's stock incentive plans are set forth in the following table:

Year ended December 31                   1995        1994        1993
_______________________________________________________________________
Issued:
  Exercise of stock options            215,600     154,705     195,300
  Restricted stock grants               23,494      47,752      35,770
  Discretionary stock awards             1,650         570         750
                                     __________________________________
                                       240,744     203,027     231,820
Restricted shares forfeited             (7,981)     (1,323)     (5,628)
Shares received as consideration      (168,632)    (36,252)    (18,888)
                                     __________________________________
Net issuance of common stock            64,131     165,452     207,304
                                     ==================================

 Shares of restricted common stock awarded (see table) to certain key employees and directors are subject to forfeiture to the company should the individuals terminate their relationship with the company for reasons other than death, permanent disability or change in company control prior to full vesting. Shares granted generally vest over three to five years from the date of grant. The company amortizes as compensation expense the market value on date of grant ($831,000 in 1995, $1,661,000 in 1994 and $997,000 in 1993) of the restricted stock using the straight-line method over the vesting periods. Compensation expense recognized during the years ended December 31, 1995, 1994 and 1993 aggregated $861,000, $1,161,000 and $607,000, respectively.
 The company has a discretionary stock award plan under which employees, agents and other representatives of the company are awarded shares of stock for superior performance. During the years ended December 31, 1995, 1994 and 1993, awards of shares of the company's common stock under this plan (see table) resulted in charges to income of $52,000, $19,000 and $19,000, respectively.
 Equitable Life sponsors a long-term incentive compensation plan which allows certain agents to earn units equal to shares of the company's common stock based on personal production and the maintenance of specific levels of assets under management. This program resulted in expense/(income) of $736,000, $(129,000) and $926,000 in the years ended December 31, 1995, 1994 and 1993, respectively.
















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

December 31                                                 1995         1994
______________________________________________________________________________
(Dollars in thousands)
Accumulated benefit obligation, including vested
  benefits of $56,617 in 1995 and $48,232 in 1994        $57,604      $49,033
                                                      ========================

Plan assets at fair value, primarily bonds, common
  stocks (including 600,000 shares in 1995 and 1994
  of the company's common stock), mortgage loans
  and short-term investments                             $98,018      $82,161
Projected benefit obligation for service rendered
  to date                                                 65,432       54,909
                                                      ________________________

Plan assets in excess of projected benefit obligation     32,586       27,252
Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions                                   1,530        6,053
Prior service cost not yet recognized                        652          797
Unrecognized net asset at the transition date, net
  of amortization                                         (1,100)      (3,484)
                                                      ________________________
Prepaid pension cost                                     $33,668      $30,618
                                                      ========================

Net periodic pension benefit included the following components:

Year ended December 31                          1995         1994         1993
_______________________________________________________________________________
(Dollars in thousands)
Actual return on plan assets                 $19,487      ($8,581)     $14,626
Service cost-benefits earned during
  the period                                  (1,238)      (1,411)      (1,092)
Interest cost on projected benefit
  obligation                                  (4,347)      (4,097)      (3,831)
Net amortization and deferral                (10,928)      18,068       (5,525)
                                          _____________________________________
Net periodic pension benefit                  $2,974       $3,979       $4,178
                                          =====================================

 The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively, at December 31, 1995, and 8.0% and 5.0%, respectively, at December 31, 1994. The average expected long term rate of return on plan assets was 8.0% in 1995 and 1994 and 8.5% in 1993.
 In addition to the company's defined benefit pension plan, the company sponsors plans that provide postretirement medical and group term life insurance benefits to full-time employees and agents who had worked for the company for five years and attained age 55 as of January 1, 1992. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates that the company's contributions will increase annually by the lesser of the health care inflation rate or 3%, with increases in excess of these amounts borne by the employee or agent. All payments of the liability for group-term life insurance are funded by the company on a pay-as-you go (cash) basis.
 The company has chosen not to fund any amounts in excess of current benefits. The following table sets forth the amounts recognized in the company's consolidated balance sheet:

December 31                                                 1995
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:
  Retirees                                        $4,090    $2,094    $6,184
  Fully eligible active plan participants            969       140     1,109
  Other active plan participants                   1,256        77     1,333
                                                _____________________________
Accumulated postretirement benefit obligation
  in excess of plan assets                         6,315     2,311     8,626
Prior service cost not yet recognized in net
  post-retirement benefit cost                       382       103       485
Unrecognized net gain                               (373)     (129)     (502)
                                                _____________________________
Accrued postretirement benefit cost               $6,324    $2,285    $8,609
                                                =============================















December 31                                                 1994
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:
  Retirees                                        $3,430    $1,962    $5,392
  Fully eligible active plan participants          1,026       160     1,186
  Other active plan participants                   1,247        85     1,332
                                                _____________________________
Accumulated postretirement benefit obligation
  in excess of plan assets                         5,703     2,207     7,910
Prior service cost not yet recognized in net
  post-retirement benefit cost                       417       113       530
Unrecognized net gain                                (81)      (37)     (118)
                                                _____________________________
Accrued postretirement benefit cost               $6,039    $2,283    $8,322
                                                =============================

Net periodic postretirement benefit costs include the following components:

                                                              Life
                                                 Medical  Insurance
Year ended December 31, 1995                        Plans     Plans     Total
_____________________________________________________________________________
(Dollars in thousands)
Service cost                                        $251       $10      $261
Interest cost                                        414       163       577
Net amortization of prior service cost               (35)      (10)      (45)
                                                _____________________________
Net periodic postretirement benefit cost            $630      $163      $793
                                                =============================

                                                              Life
                                                 Medical  Insurance
Year ended December 31, 1994                        Plans     Plans     Total
_____________________________________________________________________________
(Dollars in thousands)
Service cost                                        $280       $12      $292
Interest cost                                        410       167       577
Net amortization of prior service cost and
  amortization of unrecognized loss                  (28)       (8)      (36)
                                                _____________________________
Net periodic postretirement benefit cost            $662      $171      $833
                                                =============================




                                                              Life
                                                 Medical  Insurance
Year ended December 31, 1993                        Plans     Plans     Total
_____________________________________________________________________________
(Dollars in thousands)
Service cost                                        $249       $27      $276
Interest cost                                        390       169       559
                                                _____________________________
Net periodic postretirement benefit cost            $639      $196      $835
                                                =============================

 The weighted-average annual assumed rate of increase in the per capita cost of health care benefits (i.e. health care cost trend rate) used in determining the actuarial present value of the accumulated postretirement benefit obligation was 12.5% at December 31, 1995 and 13.5% at December
31, 1994 for employees under 65 and 8.5% at December 31, 1995 and 9.0% at December 31, 1994 for employees over 65, with the rates for both groups to be graded down to 5.5% for 2005 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported.
For example, increasing the assumed health care trend rates by one percent would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $752,000 and net periodic postretirement benefit costs for the year ended December 31, 1995 by $95,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1995 and 8.0% at December 31, 1994.
 The company also sponsors an unfunded deferred compensation plan
providing benefits to certain former employees.   The company recognized
benefits of $20,000, $38,000 and $44,000 during the years ended December 31, 1995, 1994 and 1993, respectively, in connection with this plan.
 The company sponsors pension plans for its employees which are qualified under Internal Revenue Code Section 401(k). Employees may contribute a portion of their annual salary, subject to limitation, to the plans. The company contributes an additional amount, subject to limitation, based on the voluntary contribution of the employee. Company contributions charged to expense with respect to these plans during the years ended December 31, 1995, 1994 and 1993 were $328,000, $333,000 and
$287,000, respectively.
 Equitable Life has non-contributory self-insured defined contribution pension plans for its agents. Contributions charged to expense under these plans during the years ended December 31, 1995, 1994 and 1993 amounted to $368,000, $389,000 and $566,000, respectively.
 Certain assets related to these plans are on deposit with Equitable
Life and amounts relating to these plans are included in these consolidated financial statements.












9.  COMMITMENTS AND CONTINGENCIES

Reinsurance: In the normal course of business, the company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $500,000 of coverage per individual life. The company does not use financial or surplus relief reinsurance. At December 31, 1995, life insurance in force ceded on a consolidated basis amounted to $1,459,523,000, or approximately 13.4% of total life insurance in force.
 Reinsurance contracts do not relieve the company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions and limits its exposure to any one reinsurer. At December 31, 1995, the company had reinsurance treaties with 16 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $19,298,000 for reserve credits ($11,986,000 in 1994), reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $18,103,000 at December 31, 1995 ($9,871,000 in 1994) for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $6,271,000, $5,916,000 and $5,653,000 and insurance benefits have been reduced by $8,281,000, $5,310,000 and $3,498,000 in 1995, 1994
and 1993, respectively, as a result of the cession agreements. The amount of reinsurance assumed is not significant.

Guaranty Fund Assessments: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. Based upon information currently available from the National Organization of Life and Health Guaranty Association, the company believes that it is probable that these insolvencies will result in future assessments which will be material to the company's financial statements. The company regularly reviews its reserve for these insolvencies and updates its reserve based upon the Company's interpretation of information recently received. Information received during December 1995 reflected an increase in the estimated cost to the insurance industry of approximately 44% from 1994. The associated cost for a particular insurance company can vary significantly based upon its premium volume by line of business in a particular state and its potential for premium tax offset. The company's insurance subsidiaries reported record premium levels in 1994 which served as the basis for determining the associated liability for several new insolvencies. As a result, the company accrued and charged to expense an additional $36,492,000 during 1995 ($1,763,000 in 1994 and $2,109,000 in 1993). At
December 31, 1995, the company has reserved $48,562,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $14,877,000 for items expected to be recoverable through future premium tax offsets. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset.

Litigation: The company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February 1996. The Florida suit is similar to the Iowa suit and was filed by some of the same law firms as in the earlier Iowa suit. The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa suit. The suits claim unspecified damages as a result of the sale of life insurance policies with so-called "vanishing premiums" wherein cash values are used to pay insurance premiums under certain interest rate scenarios. The complaints allege that the policyholders were misled by optimistic policy illustrations. The company believes the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

On December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association. The agency alleges that USG has failed to pay an unspecified amount of commissions for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. Therefore, USG has denied the allegations and intends to defend the proceeding vigorously. The amount of any liability which may arise as a result of this arbitration, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

Vulnerability from Concentrations: The company has various concentrations in its investment portfolio (see Note 3 for further information). The company's asset growth, net investment income and cash flow are primarily generated from the sale of individual fixed annuity policies and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers or extreme fluctuations in interest rates which may result in higher lapse experience than assumed, could cause a severe impact to the company's financial condition.

Leases and Other Commitments: The company leases its home office space and certain other equipment under operating leases which expire through 2017. During the years ended December 31, 1995, 1994 and 1993, rent expense totaled $2,240,000, $1,998,000 and $1,831,000, respectively. At
December 31, 1995, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 1996 - $2,167,000; 1997 - $1,485,000; 1998 - $3,960,000; 1999 $2,784,000 and
2000 - $2,553,000.
  At December 31, 1995, outstanding commitments to fund mortgage loans on real estate totaled $146,560,000.























































10.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND DIVIDENDS PAID

Quarter ended               March 31     June 30    September 30  December 31
______________________________________________________________________________
(Dollars in thousands, except per share data)
1995:
Premiums and other revenue    $30,452      $28,871      $29,174       $35,271
Investment income - net       148,246      158,520      162,867       171,461
Net income                     23,794       26,620       26,840         7,636

Net income per share             0.75         0.84         0.85          0.24

Dividends per common share      0.120        0.135        0.135         0.135


1994:
Premiums and other revenue    $32,718      $33,892      $31,118       $29,521
Investment income - net       119,901      125,398      137,263       141,849
Net income                     22,602       26,013       24,721        24,948

Net income per share             0.72         0.82         0.78          0.79

Dividends per common share      0.105         0.12         0.12          0.12

 Insurance revenues and profitability are typically not seasonal in nature. However, the recognition of realized gains and losses on investments may vary from quarter to quarter. During 1995, the company recognized pre-tax realized gains of: first quarter - $113,000; second quarter - $1,790,000; third quarter - $1,114,000 and fourth quarter $6,507,000. During 1994, the company recognized pre-tax realized gains of: first quarter - $6,009,000; second quarter - $7,705,000; third quarter - $3,343,000 and fourth quarter - $2,640,000.
 In the fourth quarter of 1995, the company established an additional accrual for guaranty funds assessments of $23,400,000, net of tax. This reduced net income per share by $0.74. See Note 9 for further discussion.




















  REPORT OF INDEPENDENT AUDITORS

  The Board of Directors and Stockholders
  Equitable of Iowa Companies

      We have audited the accompanying consolidated balance sheets of Equitable of Iowa Companies and subsidiaries  as of December
  31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995.  Our audits also included the financial statement schedules listed in the Index at
  Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements
  referred to above present fairly, in all material respects, the consolidated financial position of Equitable of Iowa Companies and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 3 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt securities.
                                               /s/Ernst & Young LLP
Des Moines, Iowa
February 7, 1996



















MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

 The accompanying financial statements of Equitable of Iowa Companies have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances and are not misstated due to material error or fraud. These statements include some amounts that are based upon management's best estimates and judgments. Financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.
 In meeting its responsibility for the integrity of the financial statements, management relies on the company's system of internal control. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. The company maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto.
 The company's financial statements have been audited by Ernst & Young LLP, independent auditors. In connection with this audit, Ernst & Young LLP performed examinations in accordance with generally accepted auditing standards, which include a review of the system of internal control and assurance that the financial statements are fairly presented. Management has made pertinent records available to Ernst & Young LLP and, furthermore, believes that all representations made to Ernst & Young LLP during its audit were valid and appropriate.




/s/Fred S. Hubbell
FRED S. HUBBELL
Chief Executive Officer



/s/Paul E. Larson
PAUL E. LARSON
Chief Financial Officer



/s/David A. Terwilliger
DAVID A. TERWILLIGER
Chief Accounting Officer














ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
























































PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers on pages 3 through 6 and on page 19 of the Proxy Statement for the annual meeting of shareholders to be held April 25, 1996 ("Proxy Statement") is incorporated herein by reference.


ITEM 11.  Executive Compensation

Executive compensation information on pages 8 through 18 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership information on pages 2, 3 and 7 of the Proxy
Statement is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

None.



































PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)  Financial statements and schedules

The following consolidated financial statements of Equitable of Iowa Companies and subsidiaries are included in Item 8:

Consolidated balance sheets - December 31, 1995 and 1994
Consolidated statements of income - Years ended December 31, 1995, 1994 and 1993
Consolidated statements of changes in stockholders' equity Years ended
 December 31, 1995, 1994 and 1993
Consolidated statements of cash flows - Years ended December 31, 1995,
 1994 and 1993

Notes to consolidated financial statements

The following consolidated financial statement schedules of Equitable of Iowa Companies and Subsidiaries are included in Item 14 (d):

  Schedule I - Summary of investments - other than investments in related parties
  Schedule II - Condensed financial information of registrant
  Schedule III - Supplementary insurance information
  Schedule IV - Reinsurance

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

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1995.

















ITEM 14(d).  Schedules
                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                OTHER THAN INVESTMENTS IN RELATED PARTIES
                          (Dollars in thousands)

                                                                      Balance
                                                                       Sheet
December 31, 1995                         Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
    United States Government and governmental
      agencies and authorities            $349,989      $370,888      $370,888
    States, municipalities and
      political subdivisions                15,485        17,124        17,124
    Foreign governments                     10,573        13,999        13,999
    Public utilities                     1,271,641     1,362,110     1,362,110
    Investment grade corporate           2,322,036     2,598,714     2,598,714
    Below investment grade corporate       574,284       581,220       581,220
    Mortgage-backed securities           2,340,194     2,407,756     2,407,756
    Redeemable preferred stocks                635           400           400
                                        _______________________________________
Total fixed maturities, available
  for sale                               6,884,837     7,352,211     7,352,211

Equity securities:
  Common stocks:  industrial, miscel-
    laneous and all other                   49,789        50,595        50,595

Mortgage loans on real estate            1,169,456                   1,169,456
Real estate:
  Investment properties                      3,672                       3,672
  Acquired in satisfaction of debt          10,288                      10,288
                                        ___________                 ___________
Total real estate                           13,960                      13,960

Policy loans                               182,423                     182,423
Short-term investments                      39,234                      39,234
                                        ___________                 ___________
Total investments                       $8,339,699                  $8,807,879
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

Note 2: Original cost and amortized cost of investments have been adjusted to reflect other than temporary declines in value by charges to income as follows. Mortgage loans on real estate:
         1995 - $145,000; 1994 - $57,000.  Real estate: 1991 - $123,000 and 1990 - $90,000.

                                SCHEDULE II
          CONDENSED FINANCIAL INFORMATION OF REGISTRANT EQUITABLE
                    OF IOWA COMPANIES (PARENT COMPANY)
               (Dollars in thousands, except per share data)

NOTES TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Equitable of Iowa Companies and subsidiaries.

The company has guaranteed certain indebtedness of subsidiaries. Additionally, the company has issued commercial paper and also maintains lines of credit with various banks. See Note 5 to notes to consolidated financial statements.

BALANCE SHEETS

December 31                                              1995          1994
_______________________________________________________________________________
ASSETS
Cash and cash equivalents                                   $111           $53
Investments, principally short-term investments              284         2,086
Due from subsidiaries*                                     4,875            --
Current income taxes recoverable                           6,968        14,491
Other assets                                               1,362           444
                                                      _________________________
                                                          13,600        17,074
Investments in subsidiaries*                           1,045,633       675,696
                                                      _________________________
Total assets                                          $1,059,233      $692,770
                                                      =========================


























                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
               (Dollars in thousands, except per share data)

December 31                                              1995          1994
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deferred income taxes                                   $2,100        $3,527
  Long-term debt                                         100,000            --
  Commercial paper notes                                  58,100        90,450
  Other liabilities                                        5,014         2,460
  Due to subsidiaries*                                        87         9,003
                                                      _________________________
Total liabilities                                        165,301       105,440

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, without par value -
    authorized 2,500,000 shares                               --            --
  Common stock, without par value (stated
    value $1.00 per share) - authorized
    70,000,000 shares in 1995 and 1994,
    issued and outstanding 31,769,490
    shares in 1995 and 31,677,891 shares
    in 1994                                               31,769        31,678
  Additional paid-in capital                              80,100        78,661
  Unrealized appreciation (depreciation) of
    fixed maturities                                     208,932       (26,493)
  Unrealized appreciation (depreciation) of
    equity securities                                        806          (373)
  Retained earnings                                      573,799       505,622
  Unearned compensation (deduction)                       (1,474)       (1,765)
                                                      _________________________
Total stockholders' equity                               893,932       587,330
                                                      _________________________
Total liabilities and stockholders' equity            $1,059,233      $692,770
                                                      =========================

*Eliminated in consolidation.















                               SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
              (Dollars in thousands, except per share data)


STATEMENTS OF INCOME

Year ended December 31                     1995          1994          1993
_______________________________________________________________________________
Revenues:
  Investment income (including interest
    and fees received from subsidiaries*
    of $2,527 in 1995, $2,068 in 1994 and
    $456 in 1993)                           $3,171        $2,788        $1,462
  Realized losses on investments                --            --        (3,011)
                                        _______________________________________
                                             3,171         2,788        (1,549)
Expenses:
  Interest                                  13,739         7,880         9,502
  General and administrative                   734         1,039           935
                                        _______________________________________
                                            14,473         8,919        10,437
                                        _______________________________________
Loss before intercompany tax
  benefit and equity in income
  of subsidiaries                          (11,302)       (6,131)      (11,986)
Intercompany income tax benefit             (5,389)       (1,819)       (3,646)
                                        _______________________________________
                                            (5,913)       (4,312)       (8,340)
Equity in income of subsidiaries'*          90,803       102,596        95,496
                                        _______________________________________
Net income                                 $84,890       $98,284       $87,156
                                        =======================================

*Eliminated in consolidation.





















                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                           (Dollars in thousands)

STATEMENTS OF CASH FLOWS

Year ended December 31                     1995          1994          1993
_______________________________________________________________________________
OPERATING ACTIVITIES
Net income                                 $84,890       $98,284       $87,156
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Changes in other assets, other lia-
      bilities and accrued income taxes         78         1,223        (3,690)
    Provision for depreciation and
      amortization                             327         1,111           785
    Provision for deferred income taxes     (1,427)        3,345         1,821
    Equity in earnings of subsidiaries     (90,803)     (102,596)      (95,496)
    Realized losses on investments              --            --         3,011
                                        ______________________________________
Net cash provided by (used in)
  operating activities                      (6,935)        1,367        (6,413)

INVESTING ACTIVITIES
Sale of short-term investments - net         1,802         5,059        37,432
Acquisition of fixed maturity invest-
  ments                                         --            --        (3,011)
Capital contribution to subsidiary         (50,000)          (25)      (90,000)
Cash dividends received from sub-
  sidiaries                                  7,470         1,940         1,616
Repayments of notes receivable             754,104     1,053,747       594,532
Issuance of notes receivable              (754,104)   (1,053,746)     (594,494)
Sales of property and equipment                 --             1           459
                                        ______________________________________
Net cash provided by (used in)
  investing activities                     (40,728)        6,976       (53,466)



















                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                           (Dollars in thousands)

STATEMENTS OF CASH FLOWS

Year ended December 31                     1995          1994          1993
_______________________________________________________________________________
FINANCING ACTIVITIES
Proceeds from long-term debt              $100,000            --            --
Repayments of long-term debt                    --      ($50,214)     ($10,520)
Issuance (repayment) of commercial
  paper - net                              (32,350)       56,450         5,226
Issuance of common stock under primary
  stock offering                                --            --        76,264
Issuance of common stock under stock
  plans and upon debt conversion            (3,216)           67           861
Cash dividends paid                        (16,713)      (14,755)      (12,071)
                                        ______________________________________
Net cash provided by (used in)
  financing activities                      47,721        (8,452)       59,760
                                        ______________________________________
Increase (decrease) in cash and cash
  equivalents                                   58          (109)         (119)
Cash and cash equivalents at beginning
  of year                                       53           162           281
                                        ______________________________________
Cash and cash equivalents at end of year      $111           $53          $162
                                        =======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                 $10,152        $7,649       $10,403
  Income taxes, net of amounts received
    from subsidiaries                       (2,985)       (6,662)       (1,862)





















                                SCHEDULE III
                    SUPPLEMENTARY INSURANCE INFORMATION
                         (Dollars in thousands)


          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E        F
_______________________________________________________________________________
                                            Future
                                            Policy              Other
                                  De-    Benefits,             Policy
                               ferred      Losses,             Claims   Insur-
                               Policy       Claims      Un-       and     ance
                               Acqui-          and   earned     Bene-  Premiums
                               sition         Loss  Revenue      fits      and
Segment                         Costs     Expenses  Reserve   Payable  Charges
_______________________________________________________________________________
Year ended December 31, 1995:
  Life insurance             $554,179   $8,206,991  $14,326    $8,980  $94,891

Year ended December 31, 1994:
  Life insurance              607,626    7,014,207   14,317     7,785   90,032

Year ended December 31, 1993:
  Life insurance              451,180    5,578,085   14,451     5,765   81,151

          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J        K
_______________________________________________________________________________

                                                    Amorti-
                                          Benefits   zation
                                           Claims,       of
                                            Losses  Deferred
                                  Net          and   Policy     Other
                              Invest-      Settle-   Acqui-    Opera-
                                 ment         ment  sitions      ting  Premiums
Segment                        Income     Expenses    Costs  Expenses  Written
_______________________________________________________________________________
Year ended December 31, 1995:
  Life insurance             $641,094     $487,031  $72,537   $54,337       --

Year ended December 31, 1994:
  Life insurance              524,411      414,450   50,921    17,128       --

Year ended December 31, 1993:
  Life insurance              434,069      358,172   42,078    20,185       --






                               SCHEDULE IV
                               REINSURANCE
                EQUITABLE OF IOWA COMPANIES AND SUBSIDIARIES
              (Dollars in thousands, except per share data)

Column A                 Column B     Column C  Column D    Column E   Column F
________________________________________________________________________________
                                                                      Percentage
                                      Ceded to   Assumed              of Amount
                            Gross        Other  from Other       Net    Assumed
                           Amount    Companies  Companies     Amount     to Net
________________________________________________________________________________
Year ended December 31, 1995:
  Life insurance in
    force             $10,927,445   $1,459,523    $   --  $9,467,922         --
                      ==========================================================
  Insurance premiums
    and charges          $101,095       $6,271       $67     $94,891         --
                      ==========================================================
Year ended December 31, 1994:
  Life insurance in
    force             $10,146,940   $1,421,608    $   --  $8,725,332         --
                      ==========================================================
  Insurance premiums
    and charges           $95,821       $5,916      $127     $90,032         --
                      ==========================================================
Year ended December 31, 1993:
  Life insurance in
    force              $9,617,881   $1,326,020    $   --  $8,291,861         --
                      ==========================================================
  Insurance premiums
    and charges           $86,615       $5,653      $189     $81,151         --
                      ==========================================================























  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      EQUITABLE OF IOWA COMPANIES
                              (Registrant)



  Dated March 5, 1996          By /s/Frederick S. Hubbell
                                  _______________________
                                  Frederick S. Hubbell
                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                        Title
        __________                        _____

/s/Frederick S. Hubbell          Chairman of the Board,
______________________            President, Chief
Frederick S. Hubbell              Executive Officer
(principal executive officer)     and Director


/s/Paul E. Larson                Executive Vice President
______________________            and Chief Financial
Paul E. Larson                    Officer
(principal financial officer)                                    March 5, 1996

/s/David A. Terwilliger          Vice President and
______________________            Controller
David A. Terwilliger
(principal accounting officer)


/s/Richard B. Covey              Director
______________________
Richard B. Covey


/s/Doris M. Drury                Director
______________________
Doris M. Drury


/s/James L. Heskett              Director
______________________
James L. Heskett






        Signatures                        Title
        __________                        _____



/s/Richard S. Ingham, Jr.        Director
______________________
Richard S. Ingham, Jr.


/s/Robert E. Lee                 Director
______________________
Robert E. Lee


/s/ Jack D. Rehm                 Director
______________________
Jack D. Rehm

                                                                 March 5, 1996
/s/Thomas N. Urban               Director
______________________
Thomas N. Urban


                                 Director
______________________
Hans F. E. Wachtmeister


                                 Director
______________________
Richard S. White



























                                  INDEX

                  Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1995
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                  Exhibits to Annual Report on Form 10-K
                       Year ended December 31, 1995
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