Form 10-Q
period 1996-03-31
EQUITABLE OF IOWA COMPANIES
filed 1996-05-02
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1996

                                  OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


               Commission file number      0-8590

                     Equitable of Iowa Companies
        (Exact name of registrant as specified in its charter)

          Iowa                                       42-1083593
(State or other jurisdiction of          (IRS employer identification no.)
incorporation or organization)

604 Locust Street, P.O. Box 1635, Des Moines, Iowa         50306
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code  (515) 245-6911

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,884,496 shares of Common Stock as of April 30, 1996.

                           FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:  EQUITABLE OF IOWA
                                                     COMPANIES AND ITS
                                                     SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                FOR THE THREE MONTHS ENDED
                                            March 31, 1996      March 31, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands)
REVENUES:
 Annuity and universal life product
  charges                                          $14,717             $12,510
 Traditional life insurance premiums                10,151              11,295
 Net investment income                             171,212             148,246
 Realized gains on investments                       5,150                 113
 Other income                                        4,346               6,534
                                           ________________    ________________
                                                   205,576             178,698
INSURANCE BENEFITS AND EXPENSES:
  Annuity and universal life benefits:
   Interest credited to account balances           107,758              93,166
   Benefit claims incurred in excess of
    account balances                                 1,622               2,040
  Traditional life insurance benefits               13,121              15,242
  Increase (decrease) in future policy
   benefits                                         (1,884)              2,509
  Distributions to participating
   policyholders                                     6,299               6,242
  Underwriting, acquisition and insurance expenses:
   Commissions                                      32,679              41,799
   General expenses                                 11,037              11,071
   Insurance taxes                                   2,817               2,799
   Policy acquisition costs deferred               (39,681)            (51,455)
   Amortization of deferred policy
    acquisition costs                               18,123              14,471
                                           ________________    ________________
                                                   151,891             137,884

Interest expense                                     3,326               2,021
Other expenses                                       3,571               2,119
                                           ________________    ________________
                                                   158,788             142,024
                                           ________________    ________________
                                                    46,788              36,674





Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                            March 31, 1996      March 31, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                  (Dollars in thousands,
                                                  except per share data)
Income taxes:
 Current                                           $14,482              $8,607
 Deferred                                            1,986               4,268
                                           ________________    ________________
                                                    16,468              12,875
                                           ________________    ________________
                                                    30,320              23,799
Equity loss, net of related tax benefit
  of $62 in 1996 and $3 in 1995                       (115)                 (5)
                                           ________________    ________________
         NET INCOME                                $30,205             $23,794
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1996 - 31,816,700;
    1995 - 31,663,427):                              $0.95               $0.75
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.135               $0.12



























Consolidated Balance Sheets (Unaudited):

                                            March 31, 1996     December 31, 1995
                                           ________________    _________________
                                                   (Dollars in thousands,
                                                   except per share data)
ASSETS

Investments:
 Fixed maturities available for sale, at
  market (cost: 1996 - $7,123,074;
  1995 - $6,884,837)                            $7,279,727           $7,352,211
 Equity securities, at market
   (cost:  1996 - $57,280; 1995 - $49,789)          58,088               50,595
 Mortgage loans on real estate                   1,344,824            1,169,456
 Real estate, less allowances for
  depreciation of $4,945 in 1996
  and $4,804 in 1995                                14,111               13,960
 Policy loans                                      183,334              182,423
 Short-term investments                             15,674               39,234
                                           ________________    _________________
TOTAL INVESTMENTS                                8,895,758            8,807,879

Cash and cash equivalents                           10,592               10,730

Securities and indebtedness of
 related parties                                    14,122               13,755

Accrued investment income                          123,634              122,834

Notes and other receivables                         29,238               32,410

Deferred policy acquisition costs                  672,012              554,179

Property and equipment, less
 allowances for depreciation of
 $10,581 in 1996 and $9,761 in 1995                  7,911                8,039

Current income taxes recoverable                        --                6,968

Intangible assets, less accumulated
 amortization of $740 in 1996 and
 $683 in 1995                                        3,677                3,639

Other assets                                        52,819               48,102

Separate account assets                            208,635              171,881
                                           ________________    _________________
   TOTAL ASSETS                                $10,018,398           $9,780,416
                                           ================    =================






Consolidated Balance Sheets (Unaudited):       (CONTINUATION)

                                            March 31, 1996     December 31, 1995
                                           ________________    _________________
                                                   (Dollars in thousands,
                                                   except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY
Policy liabilities and accruals:
 Future policy benefits:
  Annuity and universal life products           $7,742,867           $7,500,494
  Traditional life insurance products              716,184              718,110
  Unearned revenue reserve                          16,730               14,326
 Other policy claims and benefits                    9,414                8,980
                                           ________________    _________________
                                                 8,485,195            8,241,910
Other policyholders' funds:
 Advance premiums and other deposits                   664                  691
 Accrued dividends                                  12,713               12,715
                                           ________________    _________________
                                                    13,377               13,406
Income taxes:
 Current                                             5,742                   --
 Deferred                                           41,206              114,915

Notes and loans payable:
 Commercial paper notes                            158,000               58,100
 Long-term debt                                    100,000              100,000
                                           ________________    _________________
                                                   258,000              158,100

Other liabilities                                  224,353              186,272
Separate account liabilities                       208,635              171,881
                                           ________________    _________________
   TOTAL LIABILITIES                             9,236,508            8,886,484

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                           --                   --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,873,441
  shares in 1996 and 31,769,490 in 1995             31,873               31,769
 Additional paid-in capital                         83,364               80,100
 Unrealized appreciation (depreciation) on
  fixed maturity securities                         70,192              208,932
 Unrealized appreciation (depreciation) on
  marketable equity securities                         807                  806
 Retained earnings                                 599,688              573,799
 Unearned compensation (deduction)                  (4,034)              (1,474)
                                           ________________    _________________
   TOTAL STOCKHOLDERS' EQUITY                      781,890              893,932
                                           ________________    _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $10,018,398           $9,780,416
                                           ================    =================


Consolidated Statements of Cash Flows (Unaudited):

                                                 FOR THE THREE MONTHS ENDED
                                            March 31, 1996      March 31, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                        $30,205             $23,794
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   universal life products:
   Interest credited to account balances           107,758              93,166
   Charges for mortality and
    administration                                 (15,031)            (13,034)
   Change in unearned revenues                         (95)               (484)
  Increase in traditional life policy
   liabilities and accruals                          6,746               2,387
  Increase (decrease) in other
   policyholders' funds                                (29)                322
  Increase in accrued investment income               (800)             (4,675)
  Policy acquisition costs deferred                (39,681)            (51,455)
  Amortization of deferred policy
   acquisition costs                                18,123              14,471
  Change in other assets, other liabilities,
   and accrued income taxes                         41,618              (2,425)
  Provision for depreciation and
   amortization                                       (689)               (997)
  Provision for deferred income taxes                1,998               4,281
  Share of losses of related parties                   177                   7
  Realized gains on investments                     (5,150)               (113)
                                           ________________    ________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       145,150              65,245

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale            112,554               9,898
  Fixed maturities - held for investment                --              48,362
  Equity securities                                  3,868                 225
  Mortgage loans on real estate                      7,674               8,739
  Real estate                                           --                 749
  Policy loans                                       8,083               5,797
  Short-term investments - net                      23,560              25,689
                                           ________________    ________________
                                                   155,739              99,459
 Acquisition of investments:
  Fixed maturities - available for sale           (344,752)           (400,436)
  Fixed maturities - held for investment                --              (2,022)
  Equity securities                                (11,106)               (226)
  Mortgage loans on real estate                   (182,968)            (86,331)
  Real estate                                         (292)               (335)
  Policy loans                                      (8,994)             (7,459)
                                           ________________    ________________
                                                  (548,112)           (496,809)

Consolidated Statements of Cash Flows (Unaudited):  (CONTINUATION)

                                                 FOR THE THREE MONTHS ENDED
                                            March 31, 1996      March 31, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                  (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                                  $6                  $6
 Repayments of notes receivable                         --                  91
 Sales of property and equipment                        --                  67
 Purchases of property and equipment                  (694)               (679)
                                           ________________    ________________
NET CASH USED IN INVESTING ACTIVITIES             (393,061)           (397,865)

FINANCING ACTIVITIES
 Issuance of long term debt                             --             100,000
 Issuance (repayment) of commercial
  paper - net                                       99,900             (18,250)
 Receipts from annuity and universal life
  policies credited to policyholder
  account balances                                 380,152             424,508
 Return of policyholder account balances
  on annuity and universal life policies          (228,345)           (167,853)
 Issuance of stock under employee stock
  plans                                                381              (3,208)
 Cash dividends paid                                (4,315)             (3,817)
                                           ________________    ________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                       247,773             331,380
                                           ________________    ________________

DECREASE IN CASH AND CASH EQUIVALENTS                 (138)             (1,240)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 10,730              12,674
                                           ________________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $10,592             $11,434
                                           ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                          $5,784              $1,044
  Income taxes                                       1,517                  22










NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

NOTE 2 -- INVESTMENT OPERATIONS

All of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Investments classified as available for sale securities are reported at market value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, policy reserves and deferred income taxes. Securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the market value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements.
Sales of securities designated as held for investment are severely restricted by Statement of Financial Accounting Standards (SFAS) No. 115. Securities that are bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the securities' expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected life.

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













At March 31, 1996 and December 31, 1995, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
March 31, 1996                    Cost        Gains      Losses       Value
______________________________________________________________________________
                                              (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $284,207     $10,863     ($1,096)   $293,974
 Other                             87,589       2,406      (1,448)     88,547
States, municipalities and
 political subdivisions            15,402       1,090          (3)     16,489
Foreign governments                10,572       2,350          --      12,922
Public utilities                1,236,363      37,213     (24,247)  1,249,329
Investment grade corporate      2,466,436     156,955     (25,732)  2,597,659
Below investment grade
 corporate                        657,605      13,011     (17,600)    653,016
Mortgage-backed securities      2,364,265      45,508     (42,382)  2,367,391
Redeemable preferred stocks           635          --        (235)        400
                               _______________________________________________
TOTAL AVAILABLE FOR
  SALE                         $7,123,074    $269,396   ($112,743) $7,279,727
                               ===============================================

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
December 31, 1995                 Cost        Gains      Losses       Value
______________________________________________________________________________
                                              (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $289,422     $16,738                $306,160
 Other                             60,567       4,163         ($2)     64,728
States, municipalities and
 political subdivisions            15,485       1,639          --      17,124
Foreign governments                10,573       3,426          --      13,999
Public utilities                1,271,641      92,546      (2,077)  1,362,110
Investment grade corporate      2,322,036     277,981      (1,303)  2,598,714
Below investment grade
 corporate                        574,284      19,428     (12,492)    581,220
Mortgage-backed securities      2,340,194      75,704      (8,142)  2,407,756
Redeemable preferred stocks           635          --        (235)        400
                               _______________________________________________
TOTAL AVAILABLE FOR
  SALE                         $6,884,837    $491,625    ($24,251) $7,352,211
                               ===============================================


No fixed maturity securities were designated as held for investment at March 31, 1996 or December 31, 1995. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates market value for these securities.

Amortized cost and estimated market value of debt securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due within one year                                  $7,497          $7,723
Due after one year through five years               177,292         180,072
Due after five years through ten years            1,619,663       1,666,007
Due after ten years                               2,670,150       2,764,560
                                               _____________________________
                                                  4,474,602       4,618,362
Mortgage-backed securities                        2,648,472       2,661,365
                                               _____________________________
TOTAL AVAILABLE FOR SALE                         $7,123,074      $7,279,727
                                               =============================

The amortized cost and estimated market value of mortgage-backed securities, which comprise 37% of the company's investment in fixed maturity securities as of March 31, 1996, are as follows:

                                                                 Estimated
                                                 Amortized        Market
                                                   Cost            Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,250         $17,969
   Planned amortization class                        84,800          88,377
   Targeted amortization class                       29,301          28,905
   Sequential pay                                    67,508          67,800
   Pass through                                      85,349          90,923
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,585          31,549
   Planned amortization class                        25,482          26,497
   Targeted amortization class                      443,173         434,131
   Sequential pay                                 1,802,265       1,810,770
   Mezzanines                                        37,952          38,298
   Private placements and subordinate issues         24,807          26,146
                                               _____________________________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,648,472      $2,661,365
                                               =============================


During periods of significant interest rate volatility, the mortgages under-lying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At March 31, 1996, unamortized premiums on mortgage-backed securities totaled $5,456,000 and unaccrued discounts on mortgage-backed securities totaled $59,189,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the three months ended March 31, 1996 and 1995 is as follows:

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Three months ended March 31, 1996
- ---------------------------------
Available for sale:
 Scheduled principal repayments,
  calls and tenders               $90,240      $4,340       ($226)    $94,354
 Sales                             17,969         231          --      18,200
                               _______________________________________________
TOTAL                            $108,209      $4,571       ($226)   $112,554
                               ===============================================

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Three months ended March 31, 1995
- ---------------------------------
Scheduled principal repayments,
 calls and tenders (available
 for sale only):
  Available for sale               $9,904          $1         ($7)     $9,898
  Held for investment              45,916       2,481         (35)     48,362
                               _______________________________________________
TOTAL                             $55,820      $2,482        ($42)    $58,260
                               ===============================================

At March 31, 1996, the company owned equity securities with a combined book value of $57,280,000 and an estimated market value of $58,088,000, resulting in gross unrealized appreciation of $1,020,000 and gross unrealized depreciation of $212,000.

At March 31, 1996, the company had established valuation allowances of $189,000 on two mortgage loans (one of which was delinquent by 90 days or more) to reduce the carrying value of these investments to their estimated fair value, less costs to sell. At March 31, 1996, two mortgage loans with a combined carrying value of $719,000, net of a valuation allowance on one of the loans totaling $180,000, were delinquent by 90 days or more.

The carrying value of investments which have been non-income producing for the twelve months preceding March 31, 1996 totaled $239,000 related to one real estate property.

The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relates to the holdings at March 31, 1996 and December 31, 1995, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (32% in 1996, 33% in 1995), public utilities (18% in 1996, 19% in 1995), basic industrials (22% in 1996, 21% in 1995) and consumer products (12% in 1996 and 1995). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1996 and 1995. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (29% in 1996 and 32% in 1995), industrial buildings (29% in 1996 and 26% in 1995), multi-family residential buildings (21% in 1996 and 24% in 1995) and office buildings (19% in 1996 and 17% in 1995). Equity securities are comprised of investments in the company's registered separate account and other equity securities and do not contain any concentrations of risk by issuer or industry. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at March 31, 1996.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At March 31, 1996, the company had reinsurance treaties with 16 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $18,991,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $18,427,000 at March 31, 1996 for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $1,917,000 in the first three months of 1996 compared to $1,834,000 in the first quarter of 1995. Insurance benefits and expenses have been reduced by $1,195,000 in the first three months of 1996 compared to $1,105,000 in the same period of 1995. The amount of reinsurance assumed is not significant.

Investment Commitments: At March 31, 1996, outstanding commitments to fund mortgage loans on real estate totaled $161,503,000.

Guaranty Fund Assessments: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises it estimates of future guaranty fund assessments accordingly. At March 31, 1996, the company has a reserve of $47,646,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $13,026,000 for items expected to be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

Litigation: As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February 1996. The Florida suit is similar to the Iowa suit and was filed by some of the same law firms as in the earlier Iowa suit. The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa suit. The suits claim unspecified damages as a result of the sale of life insurance policies with so-called "vanishing premiums" wherein cash values are used to pay insurance premiums under certain interest rate scenarios. The complaints allege that the policyholders were misled by optimistic policy illustrations. The company believes the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.



As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association. The agency alleges that USG has failed to pay an unspecified amount of commissions for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. Therefore, USG has denied the allegations and intends to defend the proceeding vigorously. The amount of any liability which may arise as a result of this arbitration, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

Vulnerability from Concentrations: The company has various concentrations in its investment portfolio (see Note 2 for further information). The company's asset growth, net investment income and cash flow are primarily generated from the sale of individual fixed annuity policies and associated future policy benefits. Substantial changes in tax laws that would make these products less attractive to consumers or extreme fluctuations in interest rates which may result in higher withdrawal experience than assumed, could cause a severe impact to the company's financial condition.


































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

RESULTS OF OPERATIONS

Sales

                                              Percentage   Dollar
Quarter ended March 31               1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
First year and single premiums:
 Fixed annuities                    $301,257    (22.3)%   ($86,270)  $387,527
 Variable annuities                   34,083    306.7       25,690      8,393
 Life insurance                        8,288    (16.4)      (1,629)     9,917
                                 _____________________________________________
                                     343,628    (15.3)     (62,209)   405,837

Renewal premiums:
 Fixed annuities                      15,892     36.1        4,218     11,674
 Variable annuities                      299      NA           299         --
 Life insurance                       23,074      1.4          320     22,754
                                 _____________________________________________
                                      39,265     14.1        4,837     34,428
                                 _____________________________________________
Total premiums                      $382,893    (13.0)%   ($57,372)  $440,265
                                 =============================================

Total annuity and life insurance sales, as measured by first year and single premiums, decreased 15.3% to $343,628,000 in the first three months of 1996. Fixed annuity sales decreased 22.3%, to $301,257,000 in the first three months of 1996. Variable annuity sales are up 42.1% compared to the fourth quarter of 1995 due, in part, to the recent strong stock market returns and marketing efforts. The variable annuity product was introduced in the fourth quarter of 1994. Total fixed annuity premiums (including renewal premiums) decreased 20.6% to $317,148,000 in the first three months of 1996. The decrease in fixed annuity sales reflects the impact of the current challenging sales environment wherein high short-term interest rates have allowed bank certificates of deposit and other shorter duration investments to be more competitive than usual, while declining long-term rates have caused returns on annuity and life products to be comparatively lower than usual. Interest rates declined throughout 1995 and have risen slightly in the first quarter of 1996 contributing to a 2.6% increase in the first quarter fixed annuity sales compared to the 1995 fourth quarter sales of $293,683,000. The company believes that the growth in the number of its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, prompt policy issuance and weekly commission payments. First year and single life insurance premiums decreased 16.4% to $8,288,000 in the first three months of 1996 due to decreases in sales of the company's single premium life insurance products. As with the annuity sales, the current interest rate environment has made sales of single premium life insurance products more challenging.

Revenues

                                              Percentage   Dollar
Quarter ended March 31               1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and universal life
 product charges                     $14,717      17.6%     $2,207    $12,510
Traditional life insurance
 premiums                             10,151     (10.1)     (1,144)    11,295
Net investment income                171,212      15.5      22,966    148,246
Realized gains on investments          5,150    4467.0       5,037        113
Other income                           4,346     (33.5)     (2,188)     6,534
                                 _____________________________________________
                                    $205,576      15.0%    $26,878   $178,698
                                 =============================================

Total revenues increased 15.0% to $205,576,000 in the first three months of 1996. Annuity and universal life insurance product charges increased 17.6% to $14,717,000 in the first three months of 1996, in conjunction with the growth in the company's policyholder liabilities. Premiums from traditional life insurance products decreased $1,144,000, or 10.1%, to $10,151,000 in the first three months of 1996. Premiums from traditional life insurance products have decreased as a result of the company's decision to emphasize the more popular universal life and current interest products (for which premiums are not included in revenues).

Net investment income increased 15.5% to $171,212,000 in the first three months of 1996 due to the increase in invested assets. During the first three months of 1996, the company had realized gains on the sale of investments of $5,150,000, compared to gains of $113,000 in the same period of 1995.

Expenses

Total insurance benefits and expenses increased $14,007,000, or 10.2%, to $151,891,000 in the first three months of 1996. Interest credited to annuity and universal life account balances increased $14,592,000, or 15.7%, to $107,758,000 in the first three months of 1996 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following tables summarize the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the three months ended March 31, 1996 and 1995. Yield on assets and costs of funds are estimated by calculating the weighted average of the three month end values for those items.

                               Yield on      Credited       Interest
Three months ended March 31     Assets         Rate        Rate Spread
                               ________      ________      ___________
  Average base rate (excluding
     first year bonus):
      1996                       8.53%          5.60%        2.93%
      1995                       8.63%          5.76%        2.87%

  Average total (including
     first year bonus):
      1996                       8.53%          5.90%        2.63%
      1995                       8.63%          6.21%        2.42%

At March 31, 1996 and 1995, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                               Yield on      Credited       Interest
                                Assets         Rate        Rate Spread
                               ________      ________      ___________
  Base rate (excluding first
     year bonus):
      1996                       8.49%         5.58%         2.91%
      1995                       8.64%         5.79%         2.85%

  Total (including first year
     bonus):
      1996                       8.49%         5.87%         2.62%
      1995                       8.64%         6.23%         2.41%

The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, universal life-type policies and participating life policies. Total interest credited rate includes first year bonus interest credited to certain annuity policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances decreased $358,000, or 3.9%, to $8,791,000 in the first three months of 1996. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1996 by approximately $960,000. Other benefits decreased $2,181,000, or 26.8%, to $5,952,000 in the first three months of 1996. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

Commissions decreased $9,120,000, or 21.8%, to $32,679,000 in the first three months of 1996. General expenses decreased $34,000, or 0.3%, to $11,037,000 in the first three months of 1996. Insurance taxes increased $18,000, or 0.7%, to $2,817,000 in the first three months of 1996.
Decreases in commissions during the first quarter are directly related to lower annuity sales during this period. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors. (1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. (3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and experienced, higher surrenders related to this block of business. The impact of the higher withdrawal levels on this block of business was reflected primarily in the 1994 financial statements and to a smaller degree in 1995. At March 31, 1996, all policies originally issued from 1988 through March 1991, with a 5 year interest guarantee represent approximately 1.4% ($91.8 million) of the company's annuity liabilities.

The company currently has two fixed annuity products available for sale through stockbrokers. The pricing assumptions have been modified on these products to reflect higher withdrawal expectations. Prior to the second quarter of 1995, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. The company plans to continue to expand its distribution channels to include stockbrokers, banks, and other financial institutions in addition to its current brokerage and career agency distribution.

The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three months ended March 31, 1996 and 1995:

             Three months ended March 31             1996      1995
             ---------------------------             ----      ----
             Annuity withdrawals                      8.3%      9.3%

             Annuity withdrawals, excluding           8.2       7.4
              withdrawals of policies for
              which the five year interest
              guarantee and five year surrender
              charge have expired

             Life insurance lapse rates               6.7       7.8

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs increased by $3,652,000, or 25.2%, in the first three months of 1996. Amortization of deferred acquisition costs related to operating earnings increased $1,851,000, or 12.8%, in the first three months of 1996. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains increased $1,801,000, in the first three months of 1996 due to the increase in total realized gains. A breakdown of the amortization of deferred policy acquisition costs for the three months ended March 31, 1996 and 1995 is as follows:

                                               Percentage Dollar
Three months ended March 31            1996     Change    Change     1995
_________________________________________________________________________
                                              (Dollars in thousands)
Amortization related to:
  Operating income                   $16,322      12.8%   $1,851   $14,471
  Realized gains                       1,801      NA       1,801        --
                                     ______________________________________
  Total income                       $18,123      25.2%   $3,652   $14,471
                                     ======================================

Income

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $4,288,000, or 18.3%, in the first three months of 1996. Net income increased $6,411,000, or 26.9%, in the first three months of 1996. A breakdown of income is as follows:

                                             1996                  1995
                                    --------------------  --------------------
                                        $      Per Share      $      Per Share
                                    ---------  ---------  ---------  ---------
                                   (Dollars in thousands,except per share data)
Three months ended March 31:
  Operating income                   $27,675      $0.87    $23,387      $0.74
  Realized gains (net of tax):
    Gains realized on disposal
      of investments                   3,347       0.11         73         --
    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                   353       0.01        334       0.01
    Realized gains related
      amortization of DPAC            (1,170)     (0.04)        --         --
                                    ---------  ---------  ---------  ---------
                                       2,530       0.08        407       0.01
                                    ---------  ---------  ---------  ---------
  Net income                         $30,205      $0.95    $23,794      $0.75
                                    =========  =========  =========  =========

Average shares outstanding totaled 31,816,700 in the first three months of 1996 up from 31,663,427 in the same period of 1995.

FINANCIAL CONDITION

Investments

The financial statement carrying value of the company's total investments grew 0.7% in the first three months of 1996. The amortized cost basis of the company's total investment portfolio grew 4.6% during the same period. Effective December 1, 1995, all of the company's investments, other than mortgage loans and real estate, are carried at market value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.

To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At March 31, 1996, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                 Amortized   % of     Market    % of  Amortized
                                    Cost     Total    Value     Total   Cost
                                _______________________________________________
                                              (Dollars in thousands)
Investment cash and short-term
 investments                        ($6,036)   0.0%    ($6,036)   0.0%    (4.5)%
Governments and agency mortgage-
 backed securities                  397,771    4.7     411,932    4.7      8.1
Conventional mortgage-backed
 securities                       2,364,264   27.7   2,367,391   27.2      7.9
Investment grade corporate
 securities                       3,703,434   43.4   3,847,388   44.1      8.3
Below-investment grade corporate
 securities                         657,605    7.7     653,016    7.5      9.2
Mortgage loans                    1,344,824   15.7   1,370,717   15.7      8.4
                                _______________________________________________
  Total cash and fixed income
    investments                   8,461,862   99.2   8,644,408   99.2      8.3
Equity securities                    57,280    0.7      58,088    0.7      7.2
Real estate                          14,111    0.1      14,111    0.1      2.5
                                _______________________________________________
  Total investments              $8,533,253  100.0% $8,716,607  100.0%     8.3%
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

At March 31, 1996, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                 Amortized     % of     Estimated     % of
                                    Cost       Total   Market Value   Total
                                ____________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,720,865     38.2%   $2,736,765     37.6%
 AA+ to AA-                         388,881      5.5       397,828      5.5
 A+ to A-                         1,938,736     27.2     2,032,898     27.9
 BBB+ to BBB-                     1,290,483     18.1     1,329,266     18.3
 BB+ to BB-                         594,471      8.4       596,674      8.2
 B+ to B-                            92,247      1.3        89,487      1.2
Issues not rated by S & P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 36,059      0.5        37,103      0.5
 Rated 2 (BBB+ to BBB-)              22,758      0.3        23,558      0.3
 Rated 3 (BB+ to BB-)                30,808      0.4        31,028      0.5
 Rated 5 (CCC+ to C)                  1,976      0.0         1,800      0.0
 Rated 6 (C1, D)                      5,155      0.1         2,920      0.0
 Redeemable preferred stock             635      0.0           400      0.0
                                ____________________________________________
TOTAL FIXED MATURITIES           $7,123,074    100.0%   $7,279,727    100.0%
                                ============================================














                                 Amortized     % of     Estimated     % of
                                    Cost       Total   Market Value   Total
                                ____________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
  & Aaa Corporates               $2,556,781     35.7%   $2,574,911     35.5%
 Aa1 to Aa3                         452,424      6.4       454,028      6.2
 A1 to A3                         2,252,147     31.5     2,362,252     32.4
 Baa1 to Baa3                     1,065,011     15.0     1,095,338     15.0
 Ba1 to Ba3                         620,663      8.7       621,579      8.5
 B1 to B3                            86,861      1.3        83,395      1.1
 Caa1 to Caa3                         1,976      0.0         1,800      0.0
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 26,073      0.4        26,678      0.4
 Rated 2 (Baa1 to Baa3)              22,758      0.3        23,558      0.3
 Rated 3 (Ba1 to Ba3)                32,590      0.6        32,868      0.6
 Rated 6 (C1 to Ca)                   5,155      0.1         2,920      0.0
 Redeemable preferred stock             635      0.0           400      0.0
                                ____________________________________________
TOTAL FIXED MATURITIES           $7,123,074    100.0%   $7,279,727    100.0%
                                ============================================

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

In response to this opportunity, the company reclassified 100% of the securities in its "held to maturity" category to "available for sale" on December 1, 1995 to maximize investment flexibility. As a result of this reclassification, the net unrealized investment gain component of stockholders' equity increased by $138,795,000 on December 1, 1995 (net of deferred taxes of $74,735,000 and an adjustment of $96,068,000 to deferred policy acquisition costs) to reflect the net unrealized investment gains on securities classified as available for sale that were previously classified as held to maturity. The company is not, however, precluded from classifying securities as held to maturity in the future. While it is not the company's current practice to engage in active management of the fixed maturities securities portfolio such that significant sales would occur, the inability to respond to prudent financial management decisions necessitated this change.

SFAS No. 115 requires the carrying value of fixed maturity securities classified as available for sale to be adjusted for changes in the market value, primarily caused by interest rates. While other related accounts are adjusted as discussed above, the insurance liabilities supported by these securities are not adjusted under SFAS No. 115, thereby creating volatility in stockholders' equity as interest rates change. As a result, the company expects that its stockholders' equity will be exposed to incremental volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with equity increasing as market interest rates decline and, conversely, decreasing as market interest rates rise.

On March 31, 1996, fixed income securities with an amortized cost of $7,123,074,000 and an estimated market value of $7,279,727,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholders' equity by $70,192,000, or $2.20 per share at March 31, 1996 compared to an increase of $208,932,000, or $6.58 per share at December 31, 1995.

Net unrealized appreciation of fixed maturity investments of $156,653,000 was comprised of gross appreciation of $269,396,000 and gross depreciation of $112,743,000.

The percentage of the company's portfolio invested in below investment grade securities has increased slightly during the first three months of 1996. At March 31, 1996 the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 94 issuers totaling $657,605,000, or 7.7% of the company's investment portfolio compared to 92 issuers totaling $574,284,000, or 7.0%, at December 31, 1995. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At March 31, 1996, the yield at amortized cost on the company's below investment grade portfolio was 9.2% compared to 8.3% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $653,016,000, or 99.3% of amortized cost value, at March 31, 1996.

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

During the first quarter of 1995, the Company identified one below investment grade security as having an impairment in value that was other than temporary. As a result of this determination, the Company recognized a pre-tax loss of $2,103,000 in the first quarter of 1995 to reduce the carrying value of this security to its fair value of $900,000. This security was sold in April 1995 at no gain or loss. No securities were deemed to have an impairment in value that was other than temporary in the first quarter of 1996.

During the first three months of 1996, fixed maturity securities designated as available for sale with a combined amortized cost value of $90,240,000 were called, repaid or tendered generating net realized gains totaling $4,114,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $4,345,000 in the first three months of 1996.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.3% at March 31, 1996 and December 31, 1995.

Mortgage loans make up approximately 15.5% of the company's investment portfolio carrying value, as compared to an industry average of 15.1%, based on information reported in the 1995 ACLI Fact Book. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and, as a result of this increase in lending activity, mortgages outstanding increased to $1,344,824,000 from $1,169,456,000 at December 31, 1995. The company expects this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 473 loans with an average size of $2,843,000 and average seasoning of 4.8 years if weighted by the number of loans, and 1.8 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At March 31, 1996, the yield on the company's mortgage loan portfolio was 8.4%.
















Distribution of these loans by type of collateral and geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                    (Dollars in thousands)
Collateral Breakdown
- ----------------------
  Farm                             4          $125        0.0%
  Multi-family residential        80       280,355       20.8
  Industrial                     185       396,601       29.5
  Office buildings                80       257,657       19.2
  Retail                         119       393,694       29.3
  Other                            5        16,392        1.2
                               _______________________________
TOTAL                            473    $1,344,824      100.0%
                               ===============================

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                    (Dollars in thousands)
Geographic Breakdown
- ----------------------
  New England                      1        $3,150        0.2%
  Middle Atlantic                 59       201,227       15.0
  South Atlantic                  65       188,334       14.0
  East North Central             104       324,112       24.1
  West North Central              59       175,124       13.0
  East South Central              16        53,175        4.0
  West South Central              29        80,050        5.9
  Mountain                        29        82,346        6.1
  Pacific                        111       237,306       17.7
                               _______________________________
TOTAL                            473    $1,344,824      100.0%
                               ===============================

At March 31, 1996, the company had valuation allowances of $189,000 remaining on two mortgage loans (one of which was delinquent by 90 days or more) to reduce the carrying value of these investments to their estimated fair values less costs to sell. At March 31, 1996, two mortgage loans with combined carrying value of $719,000, net of a valuation allowance on one of the loans totaling $180,000, were delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio since mortgage loans represent only 15.5% of the company's investment portfolio and the company has been able to recover 80% of the principal amount of problem mortgages that have been resolved in the last three years.

At March 31, 1996, the company owned real estate totaling $14,111,000, including properties acquired through foreclosure valued at $10,458,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.01% of the company's investments in default at March 31, 1996. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 102.2% of amortized cost value at March 31, 1996.

Other assets

Accrued investment income increased $800,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $117,833,000 over year-end 1995 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $21,558,000 as the deferral of current period costs (primarily commissions) totaled $39,681,000. Amortization of costs deferred totaled $18,123,000. At March 31, 1996, the company had $208,635,000 of separate account assets compared to $171,881,000 at December 31, 1995. The increase in separate account assets is primarily due to growth in the company's variable annuity product. At March 31, 1996, the company had total assets of $10,018,398,000, an increase of 2.4% over total assets at December 31, 1995.

Liabilities

In conjunction with the volume of annuity and insurance sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $243,285,000, or 3.0%, during the first three months of 1996 and totaled $8,485,195,000 at March 31, 1996.
Reserves for the company's annuity policies increased $231,638,000, or 3.3%, during this period and totaled $7,261,552,000 at March 31, 1996.
Life insurance reserves increased $8,808,000, or 0.7%, during the first three months of 1996 and totaled $1,197,498,000 at March 31, 1996.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently typically range from five years to the term of the policy, with 89% of such policies being issued with a surrender charge period of seven years or more during the first three months of 1996. The initial surrender charge on annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.


















The following table summarizes the company's non-par deferred annuity liabilities and sales at and for the three months ended March 31, 1996 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                            Deferred             Deferred
                            Annuity     % of     Annuity     % of
Surrender Charge %           Sales      Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $622,793     9.3%
1 to 4 percent                                     780,729    11.6
5 to 6 percent                   $592     0.2%     975,957    14.5
7 to 9 percent                244,749    88.0    3,124,218    46.6
10 percent and greater         32,941    11.8    1,207,545    18.0
                          _________________________________________
                             $278,282   100.0%  $6,711,242   100.0%
                          =========================================

Deferred income taxes decreased $73,709,000 to $41,206,000 from December 31, 1995 of which $75,708,000 of the decrease relates to the decrease in the level unrealized gains on fixed maturity securities. Total consolidated debt increased $99,900,000 during the first three months of 1996 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $158,000,000 at March 31, 1996. Of this amount, approximately $96,354,000 was issued for investment smoothing purposes. The company's commercial paper levels will fluctuate throughout the year as the amount outstanding for investment smoothing purposes changes. Other liabilities increased $38,081,000 from year-end 1995 levels primarily as a result of a $27,118,000 increase in the liability for securities purchased but not yet paid for, a $7,735,000 increase in draft accounts payable, a $8,889,000 increase in transfer and suspense accounts, partially offset by a $8,145,000 decrease in reinsurance payables.

Separate account liabilities increased $36,754,000 to $208,635,000 from December 31, 1995 primarily due to growth in the company's variable annuity product. At March 31, 1996, the company had total liabilities of $9,236,507,000 compared to $8,886,484,000 at December 31, 1995, a 3.9%
increase.

Equity

At March 31, 1996, stockholders' equity was $781,890,000, or $24.53 per share, compared to $893,932,000 or $28.14 per common share at year end 1995. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $70,192,000, or $2.20 per share, after adjustments to deferred acquisition costs and deferred income taxes, at March 31, 1996 compared to an increase of $208,932,000 or $6.58 per share at December 31, 1995. The ratio of consolidated debt to total capital was 24.8% (26.6% excluding SFAS No. 115) at March 31, 1996, up from 15.0% (18.8% excluding SFAS No. 115) at year-end 1995 as a result of the increase in commercial paper issued for investment smoothing. Excluding commercial paper issued for investment smoothing purposes, the ratio of debt to total capital was 17.1% (18.5% excluding SFAS No. 115) at March 31, 1996. At March 31, 1996, there were 31,873,441 common shares outstanding compared to 31,769,490 shares at December 31, 1995.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the company's subsidiaries are met by cash flow from annuity and insurance premiums, investment income, and maturities of fixed maturity investments and mortgage loans. The company primarily uses funds for the payment of annuity and insurance benefits, operating expenses and commissions, and the purchase of new investments.

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's home office operations. The company anticipates an additional $5,000,000 for computer technology will be spent in 1997 for the new location. In addition, the company intends to increase its commitment to improve customer service and operating efficiencies by spending approximately $7,000,000 per year through 1998 on capital needs, primarily for information technology, as compared to the approximately $3,400,000 spent in 1995. No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing purposes, and to provide short-term liquidity. At March 31, 1996 the company had $158,000,000 in commercial paper notes outstanding, an increase of $99,900,000 from December 31, 1995 due primarily to investment smoothing discussed above. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On March 30, 1995, the company entered into a new agreement which provides for a line of credit totaling $225,000,000, expiring on March 30, 2000. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus (3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At March 31, 1996, $160,474,000 of retained earnings were free of restrictions and could be distributed to the companies public stockholders. The company is currently renegotiating the terms of its line of credit to increase the line to $300,000,000 and extend its term to March 30, 2001.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of (a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $85,758,000 during the remainder of 1996. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

Writing and supporting increased volumes of annuity and insurance business requires increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings. Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In 1993 the company completed a primary stock offering to the public and contributed $70,000,000 of the proceeds from the offering to its insurance operations. In February 1995, the company issued $100,000,000 of 8.5% notes, maturing on February 15, 2005, receiving net proceeds of $98,812,000, after expenses. The company contributed $50,000,000 of the proceeds to its insurance subsidiaries and has applied the remaining net proceeds to the repayment of outstanding commercial paper notes. Future growth in the company's insurance operations, internally or through acquisitions, may require additional capital although the company believes it has sufficient resources to support internal growth in operations for the next few years. The company's primary sources of capital are the retention of earnings and the issuance of additional securities.

In order to provide the flexibility to respond promptly to capital needs as opportunities or needs arise, the company filed a universal shelf registration on Form S-3 on March 22, 1996 with the Securities and Exchange Commission with respect to $300,000,000 of securities, including any combination of debt securities, common stock and preferred stock. These securities may be issued and sold upon such terms and conditions and at such time or times as may be later determined. Any such offering will be made only by means of a prospectus. These securities may not be sold nor may offers to buy be accepted prior to the time a registration statement relating to the securities has been filed and becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there by any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

In April 1996, the company began a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), are being purchased to reduce the negative effect of increased withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The current agreements for these instruments, which expire in April 2001 through April 2002, entitle the company to receive payments from the instrument's counter-parties on future reset dates if interest rates, as specified in the agree-ments, rise above a specified fixed rate (9% for instruments entered into as of April 30, 1996). The amount of such payments for the interest rate caps, if any, will be calculated by multiplying the percentage by which the applicable rate exceeds the fixed rate times the notional amount of the caps ($200,000,000 at April 30, 1996) and will be recorded as an adjustment to income. Payments on cash settled put swaptions are also calculated based upon the percentage by which the specified rate exceeds the fixed rate times the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of ten future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the rate defined in the agreement as the discount rate. At April 30, 1996, the company had entered into agreements for a series of twelve put swaptions with notional amounts of $25,000,000 each, or $300,000,000 in total. For both interest rate caps and put swaptions, payments are required only if in the company's favor. The company expects to have in place instruments with notional amounts totaling approximately $600 million in interest rate caps and approximately $1.3 billion in cash settled put swaptions by June 30, 1996. Through April 30, 1996, the company has paid approximately $5 million in premiums. The company expects to pay premiums totaling approxi-mately $20 million for this program by June 30, 1996. The cost of this program has been incorporated into the company's product pricing.

Premiums paid to enter these instruments will be deferred and included in other assets. Premiums will be amortized into income over the term of the instruments on a straight-line basis. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The FASB and the SEC are evaluating the accounting and disclosure requirements for these instruments and this accounting treatment may change in the future. The company is actively monitoring the proposals which are in the preliminary discussion phase and the impact of the final standards, therefore, cannot be clearly projected at this time. At March 31, 1996, the company had not entered into any derivative financial instrument transactions.

The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instrument because no additional payments are required by the company on these instruments after the initial premium. Economic losses would be measured by the net replacement cost, or market value, for such instruments if the net market value is in the company's favor. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, limiting the overall size of the hedging program, and by limiting its exposure by instrument type. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty from derivative financial instruments and investment portfolio credit risk exposures and reports its exposure to senior management at least monthly.

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

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the NAIC. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC has completed development of proposals to govern insurance company investments and holding company investments in subsidiaries and affiliates. These final proposals will be considered for adoption by the NAIC as model laws in 1996. The company does not presently anticipate any material adverse change in its business if the proposals as currently drafted are adopted.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than the end of 1996. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.


The NAIC adopted Guideline XXXIII in 1995 which requires the company to increase annuity reserves in its statutory financial statements by approximately $24,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phasein. The 1995 statutory statements included an increase in annuity reserves of approximately $8,100,000 pursuant to the requirements of the guideline.
The 1996 quarterly statutory financial statements include an increase in annuity reserves of approximately $900,000 pursuant to the requirements of the guideline. The guideline has no effect on financial statements prepared in accordance with GAAP.

There has been increased scrutiny by insurance regulators and the insurance industry itself of insurance sales and marketing activities. New rules for life insurance illustrations have been proposed for adoption in 1996 and an NAIC committee has begun to work on the issue of annuity illustrations.
The company has conducted a thorough review of its sales and marketing process and continues to re-emphasize its compliance efforts.

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

RECENT DEVELOPMENTS

As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February 1996. The Florida suit is similar to the Iowa suit and was filed by some of the same law firms as in the earlier Iowa suit. The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa suit. The suits claim unspecified damages as a result of the sale of life insurance policies with so-called "vanishing premiums" wherein cash values are used to pay insurance premiums under certain interest rate scenarios. The complaints allege that the policyholders were misled by optimistic policy illustrations. The company believes the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association. The agency alleges that USG has failed to pay an unspecified amount of commissions for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. There-fore, USG has denied the allegations and intends to defend the proceeding vigorously. The amount of any liability which may arise as a result of this arbitration, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

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

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.






























                       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February 1996. The Florida suit is similar to the Iowa suit and was filed by some of the same law firms as in the earlier Iowa suit. The company believes the new action was filed in response to jurisdictional and procedural problems faced by the plaintiffs in the Iowa suit. The suits claim unspecified damages as a result of the sale of life insurance policies with so-called "vanishing premiums" wherein cash values are used to pay insurance premiums under certain interest rate scenarios. The complaints allege that the policyholders were misled by optimistic policy illustrations. The company believes the allegations are without merit because full and appropriate disclosure was made as a matter of practice. The suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

         As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association. The agency alleges that USG has failed to pay an unspecified amount of commissions for the sale of insurance products, including alleged future commissions on future policy values if the policies stay in force. USG believes the claims are without merit based upon its interpretation of the agreements between the parties, the business relations between the parties and custom and practice in the industry. Therefore, USG has denied the allegations and intends to defend the proceeding vigorously. The amount of any liability which may arise as a result of this arbitration, if any, cannot be reason-ably estimated and no provision for loss has been made in the accompanying financial statements.

         In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

















Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended March 31, 1996:

              (i)  None.
















































                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 2, 1996               EQUITABLE OF IOWA COMPANIES





                                 By /s/ Paul E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ David A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                    Three Months ended March 31, 1996
                       EQUITABLE OF IOWA COMPANIES

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

                                  INDEX

                          Exhibits to Form 10-Q
                    Three Months ended March 31, 1996
                       EQUITABLE OF IOWA COMPANIES

                                                                   Page Number


      (vii)  Restated and Amended Key Employee Incentive Plan filed as Exhibit A of Registrant's Proxy Statement dated
             March 14, 1995, is incorporated by reference               --

     (viii)  Restated and Amended 1992 Stock Incentive Plan
             Registration Statement No. 33-57492, filed as Exhibit
             B of Registrant's Proxy Statement dated March 14, 1995,
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