Form 10-Q
period 1996-06-30
EQUITABLE OF IOWA COMPANIES
filed 1996-08-02
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1996

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,917,668 shares of Common Stock as of July 30, 1996.

                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:  EQUITABLE OF IOWA
                                                     COMPANIES AND ITS
                                                     SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                 FOR THE THREE MONTHS ENDED
                                            June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Annuity and universal life product
  charges                                          $15,230             $12,110
 Traditional life insurance premiums                 9,747              10,923
 Net investment income                             177,054             158,520
 Realized gains on investments                       6,168               1,790
 Other income                                        5,363               4,048
                                           ________________    ________________
                                                   213,562             187,391
BENEFITS AND EXPENSES:
  Annuity and universal life benefits:
   Interest credited to account balances           109,466              96,960
   Benefit claims incurred in excess of
    account balances                                 2,752               2,467
  Traditional life insurance benefits               11,809              14,134
  Increase (decrease) in future policy
   benefits                                         (1,124)                528
  Distributions to participating
   policyholders                                     6,170               6,232
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                      29,314              37,862
   General expenses                                 11,453               9,731
   Insurance taxes                                   1,286               2,255
   Policy acquisition costs deferred               (35,636)            (46,117)
   Amortization of deferred policy
    acquisition costs                               20,075              16,795
                                           ________________    ________________
                                                   155,565             140,847

Interest expense                                     4,415               3,752
Other expenses                                       4,593               1,780
                                           ________________    ________________
                                                   164,573             146,379
                                           ________________    ________________
                                                    48,989              41,012






Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                            June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                  (Dollars in thousands,
                                                  except per share data)
Income taxes:
 Current                                           $15,992             $13,536
 Deferred                                            1,226                 874
                                           ________________    ________________
                                                    17,218              14,410
                                           ________________    ________________
                                                    31,771              26,602
Equity income, net of related tax expense
  of $10 in 1995                                         1                  18
                                           ________________    ________________
         NET INCOME                                $31,772             $26,620
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1996 - 31,888,206;
    1995 - 31,677,568):                              $1.00               $0.84
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.150              $0.135




























Consolidated Statements of Income (Unaudited):

                                                  FOR THE SIX MONTHS ENDED
                                            June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Annuity and universal life product charges        $29,947             $24,620
 Traditional life insurance premiums                19,898              22,218
 Net investment income                             348,266             306,766
 Realized gains on investments                      11,318               1,903
 Other income                                        9,709              10,582
                                           ________________    ________________
                                                   419,138             366,089
BENEFITS AND EXPENSES:
  Annuity and universal life benefits:
   Interest credited to account balances           217,224             190,126
   Benefit claims incurred in excess of
    account balances                                 4,374               4,507
  Traditional life insurance benefits               24,930              29,376
  Increase (decrease) in future
   policy benefits                                  (3,008)              3,037
  Distributions to participating
   policyholders                                    12,469              12,474
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                      61,993              79,661
   General expenses                                 22,490              20,802
   Insurance taxes                                   4,103               5,054
   Policy acquisition costs deferred               (75,317)            (97,572)
   Amortization of deferred policy
    acquisition costs                               38,198              31,266
                                           ________________    ________________
                                                   307,456             278,731

Interest expense                                     7,741               5,773
Other expenses                                       8,164               3,899
                                           ________________    ________________
                                                   323,361             288,403
                                           ________________    ________________
                                                    95,777              77,686















Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                 FOR THE SIX MONTHS ENDED
                                            June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                  (Dollars in thousands,
                                                  except per share data)
Income taxes:
 Current                                           $30,474             $22,143
 Deferred                                            3,212               5,142
                                           ________________    ________________
                                                    33,686              27,285
                                           ________________    ________________
                                                    62,091              50,401
Equity income (loss), net of related tax
  benefit (expense) of $62 in 1996 and
  $(7) in 1995                                        (114)                 13
                                           ________________    ________________
         NET INCOME                                $61,977             $50,414
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1996 - 31,852,453;
    1995 - 31,670,536):                              $1.95               $1.59
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.285              $0.255



























Consolidated Balance Sheets (Unaudited):

                                           June 30, 1996       December 31, 1995
                                           ________________    _________________
                                                   (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities, available for sale, at
  market (cost: 1996 - $6,989,796;
  1995 - $6,884,837)                            $7,017,874           $7,352,211
 Equity securities, at market
   (cost:  1996 - $51,119; 1995 - $49,789)          52,468               50,595
 Mortgage loans on real estate                   1,537,827            1,169,456
 Real estate, less allowances for
  depreciation of $5,095 in 1996
  and $4,804 in 1995                                14,273               13,960
 Policy loans                                      181,544              182,423
 Short-term investments                             46,818               39,234
                                           ________________    _________________
TOTAL INVESTMENTS                                8,850,804            8,807,879

Cash and cash equivalents                            8,002               10,730

Securities and indebtedness of
 related parties                                    14,117               13,755

Accrued investment income                          125,506              122,834

Notes and other receivables                         30,800               32,410

Deferred policy acquisition costs                  729,008              554,179

Property and equipment, less
 allowances for depreciation of
 $11,442 in 1996 and $9,761 in 1995                  8,739                8,039

Current income taxes recoverable                     6,768                6,968

Intangible assets, less accumulated
 amortization of $796 in 1996 and
 $683 in 1995                                        4,040                3,639

Other assets                                        74,066               48,102

Separate account assets                            269,229              171,881
                                           ________________    _________________
   TOTAL ASSETS                                $10,121,079           $9,780,416
                                           ================    =================








Consolidated Balance Sheets (Unaudited):

                                            June 30, 1996      December 31, 1995
                                           ________________    _________________
                                                   (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and universal life products           $7,924,523           $7,500,494
  Traditional life insurance products              714,986              718,110
  Unearned revenue reserve                          17,155               14,326
 Other policy claims and benefits                    9,191                8,980
                                           ________________    _________________
                                                 8,665,855            8,241,910

Other policyholders' funds:
 Advance premiums and other deposits                   618                  691
 Accrued dividends                                  12,643               12,715
                                           ________________    _________________
                                                    13,261               13,406

Deferred income taxes                               11,946              114,915

Notes and loans payable:
 Commercial paper notes                            116,000               58,100
 Long-term debt                                    100,000              100,000
                                           ________________    _________________
                                                   216,000              158,100

Other liabilities                                  191,419              186,272
Separate account liabilities                       269,229              171,881
                                           ________________    _________________
   TOTAL LIABILITIES                             9,367,710            8,886,484


Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                           --                   --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 31,896,824
  shares in 1996 and 31,769,490 in 1995             31,897               31,769
 Additional paid-in capital                         83,859               80,100
 Unrealized appreciation (depreciation) on
  fixed maturity securities                         13,551              208,932
 Unrealized appreciation (depreciation) on
  marketable equity securities                       1,349                  806
 Retained earnings                                 626,660              573,799
 Unearned compensation (deduction)                  (3,947)              (1,474)
                                           ________________    _________________
   TOTAL STOCKHOLDERS' EQUITY                      753,369              893,932
                                           ________________    _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                    $10,121,079           $9,780,416
                                           ================    =================

Consolidated Statements of Cash Flows (Unaudited):

                                                 FOR THE SIX MONTHS ENDED
                                             June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                        $61,977             $50,414
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   universal life products:
   Interest credited to account balances           216,603             190,126
   Charges for mortality and
    administration                                 (30,445)            (25,841)
   Change in unearned revenues                         234                (462)
  Increase in traditional life policy
   liabilities and accruals                          5,257               6,638
  Decrease in other policyholders' funds              (145)                (42)
  Increase in accrued investment income             (2,672)            (11,671)
  Policy acquisition costs deferred                (75,317)            (97,572)
  Amortization of deferred policy
   acquisition costs                                38,198              31,266
  Change in other assets, other liabilities,
   and accrued income taxes                        (27,208)            (28,292)
  Provision for depreciation and
   amortization                                       (828)             (2,357)
  Provision for deferred income taxes                3,238               5,167
  Share of losses (eqiuty in earnings)
   of related parties                                  176                 (21)
  Realized gains on investments                    (11,318)             (1,903)
                                           ________________    ________________
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                       177,750             115,450

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale            338,778              26,722
  Fixed maturities - held for investment                --             127,440
  Equity securities                                 10,350                 225
  Mortgage loans on real estate                     21,044              24,676
  Real estate                                           --               1,566
  Policy loans                                      18,301              12,743
  Short-term investments - net                          --              34,781
                                           ________________    ________________
                                                   388,473             228,153
 Acquisition of investments:
  Fixed maturities - available for sale           (429,928)           (642,921)
  Fixed maturities - held for investment                --             (24,897)
  Equity securities                                (11,126)               (227)
  Mortgage loans on real estate                   (389,257)           (236,307)
  Real estate                                         (604)               (701)
  Policy loans                                     (17,423)            (15,933)
  Short-term investments - net                      (7,584)                 --
                                           ________________    ________________
                                                  (855,922)           (920,986)

Consolidated Statements of Cash Flows (Unaudited):  (CONTINUATION)

                                                  FOR THE SIX MONTHS ENDED
                                            June 30, 1996       June 30, 1995
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                  (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                                 $12                 $11
 Repayments of notes receivable                         --                  56
 Sales of property and equipment                        39                 122
 Purchases of property and equipment                (2,449)             (1,654)
                                           ________________    ________________
NET CASH USED IN INVESTING ACTIVITIES             (469,847)           (694,298)

FINANCING ACTIVITIES
 Issuance of long term debt                             --             100,000
 Issuance of commercial paper - net                 57,900              19,185
 Receipts from annuity and universal life
  policies credited to policyholder
  account balances                                 639,739             853,616
 Return of policyholder account balances
  on annuity and universal life policies          (399,709)           (382,298)
 Issuance of stock under stock plans                   555              (3,916)
 Cash dividends paid                                (9,116)             (8,111)
                                           ________________    ________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                       289,369             578,476
                                           ________________    ________________

DECREASE IN CASH AND CASH EQUIVALENTS               (2,728)               (372)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 10,730              12,674
                                           ________________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $8,002             $12,302
                                           ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
Cash paid during the period for:
  Interest                                          $7,766              $2,853
  Income taxes                                      29,889               7,275











NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

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













At June 30, 1996 and December 31, 1995, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
June 30, 1996                     Cost        Gains      Losses       Value
______________________________________________________________________________
                                                (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $261,972      $8,177     ($3,251)   $266,898
 Other                             87,585       1,641      (2,031)     87,195
States, municipalities and
 political subdivisions            15,314         828          (3)     16,139
Foreign governments                10,572       2,170          --      12,742
Public utilities                1,205,572      27,452     (30,399)  1,202,625
Investment grade corporate      2,489,308     123,721     (36,265)  2,576,764
Below investment grade
 corporate                        644,796       6,437     (26,470)    624,763
Mortgage-backed securities      2,274,044      26,291     (69,984)  2,230,351
Redeemable preferred stocks           633          --        (236)        397
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR
  SALE                         $6,989,796    $196,717   ($168,639) $7,017,874
                               =========== =========== =========== ===========

                                              Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized    Market
December 31, 1995                 Cost        Gains      Losses       Value
______________________________________________________________________________
                                            (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $289,422     $16,738                $306,160
 Other                             60,567       4,163         ($2)     64,728
States, municipalities and
 political subdivisions            15,485       1,639          --      17,124
Foreign governments                10,573       3,426          --      13,999
Public utilities                1,271,641      92,546      (2,077)  1,362,110
Investment grade corporate      2,322,036     277,981      (1,303)  2,598,714
Below investment grade
 corporate                        574,284      19,428     (12,492)    581,220
Mortgage-backed securities      2,340,194      75,704      (8,142)  2,407,756
Redeemable preferred stocks           635          --        (235)        400
                               ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR
  SALE                         $6,884,837    $491,625    ($24,251) $7,352,211
                               =========== =========== =========== ===========


No fixed maturity securities were designated as held for investment at June 30, 1996 or December 31, 1995. Short-term investments with maturities of 30 days or less have been excluded from the above schedules. Amortized cost approximates market value for these securities.

Amortized cost and estimated market value of debt securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due within one year                                 $12,573         $12,735
Due after one year through five years               200,301         203,703
Due after five years through ten years            1,670,007       1,685,817
Due after ten years                               2,570,899       2,618,370
                                               _____________   _____________
                                                  4,453,780       4,520,625
Mortgage-backed securities                        2,536,016       2,497,249
                                               _____________   _____________
TOTAL AVAILABLE FOR SALE                         $6,989,796      $7,017,874
                                               =============   =============

The amortized cost and estimated market value of mortgage-backed securities, which comprise 36% of the company's investment in fixed maturity securities as of June 30, 1996, are as follows:

                                                                 Estimated
                                                 Amortized        Market
                                                   Cost            Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,301         $17,688
   Planned amortization class                        70,230          72,537
   Targeted amortization class                       29,313          28,094
   Sequential pay                                    65,371          64,568
   Pass through                                      79,758          84,012
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,615          31,035
   Planned amortization class                        25,517          26,248
   Targeted amortization class                      439,731         420,378
   Sequential pay                                 1,715,713       1,689,996
   Mezzanines                                        37,871          37,403
   Private placements and subordinate issues         24,596          25,290
                                               _____________   _____________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,536,016      $2,497,249
                                               =============   =============


During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to capital loss during periods of accelerated prepayments. At June 30, 1996, unamortized premiums on mortgage-backed securities totaled $4,716,000 and unaccrued discounts on mortgage-backed securities totaled $55,996,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the six months ended June 30, 1996 and 1995 is as follows:

                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Six months ended June 30, 1996
- -------------------------------
Available for sale:
 Scheduled principal repayments,
  calls and tenders              $195,050      $9,501       ($257)   $204,294
 Sales                            133,515       1,141        (172)    134,484
                               ___________ ___________ ___________ ___________
TOTAL                            $328,565     $10,642       ($429)   $338,778
                               =========== =========== =========== ===========



















                                              Gross       Gross     Proceeds
                                Amortized   Realized    Realized      from
                                  Cost        Gains      Losses       Sale
                               _______________________________________________
Six months ended June 30, 1995
- -------------------------------
Scheduled principal repayments
 calls and tenders (available
 for sale only):
  Available for sale              $18,996          $8         ($7)    $18,997
  Held for investment              97,300       3,992        (160)    101,132
Sales:
  Available for sale                7,465         260          --       7,725
  Held for investment              21,983       4,325          --      26,308
                               ___________ ___________ ___________ ___________
TOTAL                            $145,744      $8,585       ($167)   $154,162
                               =========== =========== =========== ===========

At June 30, 1996, the company owned equity securities with a combined book value of $51,119,000 and an estimated market value of $52,468,000, resulting in gross unrealized appreciation of $1,561,000 and gross unrealized depreciation of $212,000.

At June 30, 1996, two mortgage loans with a combined carrying value of $719,000 were delinquent by 90 days or more. At June 30, 1996, the company had established a valuation allowance of $180,000 on one of the loans to reduce the carrying value of this investment to its estimated fair value, less costs to sell.

The carrying value of investments which have been non-income producing for the twelve months preceding June 30, 1996 totaled $239,000 related to one real estate property.

The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relate to the holdings at June 30, 1996 and December 31, 1995, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (32% in 1996, 33% in 1995), public utilities (18% in 1996, 19% in 1995), basic industrials (23% in 1996, 21% in 1995) and consumer products (12% in 1996 and 1995). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1996 and 1995. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (28% in 1996 and 32% in 1995), industrial buildings (28% in 1996 and 26% in 1995), multi-family residential buildings (21% in 1996 and 24% in 1995) and office buildings (22% in 1996 and 17% in 1995). Equity securities (which represent 0.2% of the company's investments) are comprised of investments in the company's registered separate account and an investment of $31,840,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.


No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at June 30, 1996.


NOTE 3 -- FINANCIAL INSTRUMENTS

During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The agreements for these instruments entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5% as of June 30, 1996). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by multiplying the percentage by which the applicable rate exceeds the fixed rate times the notional amount of the caps and will be recorded as an adjustment to interest-credited. Payments on cash settled put swaptions are also calculated based upon the percentage by which the specified rate exceeds the fixed rate times the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the rate defined in the agreement as the discount rate. For both interest rate caps and put swaptions, payments are required only if in the company's favor. During the second quarter, the company purchased instruments with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions all of which were outstanding at June 30, 1996. Through June 30, 1996, the company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing.

The following table summarizes the contractual maturities of notional amounts by type of instrument at June 30, 1996:

                  1998       1999       2000       2001       2002       Total
_________________________________________________________________________________
                                      (Dollars in thousands)
Interest rate
  caps                                           $400,000   $200,000    $600,000
Cash settled
  put swaptions $100,000   $400,000   $400,000    350,000     50,000   1,300,000
               __________________________________________________________________
Total notional
  amount        $100,000   $400,000   $400,000   $750,000   $250,000  $1,900,000
               ==================================================================

Premiums paid to enter into these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. Through June 30, 1996, the company has recorded amortization of $621,000. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. The company is in the process of reviewing a recently published exposure draft by FASB titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". The impact of the final standard cannot be clearly defined at this time, however, the current accounting treatment for these instruments may change.

Any unrealized gain or loss on the instruments is off-balance sheet. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated market value on these instruments as of June 30, 1996:

                                               Gross       Gross     Estimated
                                 Amortized  Unrealized   Unrealized   Market
June 30, 1996                      Cost        Gains       Losses      Value
______________________________________________________________________________
                                            (Dollars in thousands)
Interest rate caps                 $5,709         $53       ($787)     $4,975
Cash settled put swaptions         14,791         309      (2,027)     13,073
                               _______________________________________________
Total                             $20,500        $362     ($2,814)    $18,048
                               ===============================================

The decline in market value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instrument because no additional payments are required by the company on these instruments after the initial premium. Economic losses would be measured by the net replacement cost, or estimated market value, for such instruments if the net market value is in the company's favor. The estimated market value is obtained from quotes provided by the related counterparty. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and by limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty from financial instruments' and investment portfolio credit risk exposures and reports its exposure to senior management at least monthly. The maximum potential economic loss due to nonperformance of the counterparties will increase or decrease during the life of the instruments' as a function of maturity and market conditions.














The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of June 30, 1996, the counterparties credit quality by instrument with respect to the net replacement value of the company's instruments was as follows:

June 30, 1996                          Net Replacement Value
__________________________________________________________________
                                Interest   Cash Settled
                                  Rate         Put
                                  Caps      Swaptions     Total
                               ___________________________________
Counterparties credit quality:
  AAA                              $3,389      $7,048     $10,437
  A                                 1,586       6,025       7,611
                               ___________________________________
Total                              $4,975     $13,073     $18,048
                               ===================================


NOTE 4 -- COMMITMENTS AND CONTINGENCIES

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At June 30, 1996, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $20,270,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $18,453,000 at June 30, 1996 for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $3,446,000 in the first six months and $1,529,000 in the second quarter of 1996 compared to $3,051,000 and $1,217,000, respectively, in the same periods of 1995, as a result of the cession agreements. Insurance benefits and expenses have been reduced by $2,997,000 in the first six months and $1,802,000 in the second quarter of 1996 compared to $3,526,000 and $2,422,000, respectively, in the same periods of 1995. The amount of reinsurance assumed is not significant.

Investment Commitments: At June 30, 1996, outstanding commitments to fund mortgage loans on real estate totaled $106,384,000.

Guaranty Fund Assessments: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises it's estimates of future guaranty fund assessments accordingly. At June 30, 1996, the company has a reserve of $47,565,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $13,237,000 for items expected to be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.

Litigation: As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May 1995, and the United States District Court for the Middle District of Florida, Tampa Division, in February, 1996. A similar class action law suit has recently been filed against a subsidiary of the company in the Court of Common Pleas of Allegheny County, Pennsylvania. The three suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit. The company is awaiting an order of dismissal in the Iowa suit. The Iowa Court has agreed to dismiss that action pursuant to the application of the Plaintiff and as agreed to by the company. The remaining suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the company's financial statements.

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

NOTE 5 -- PENDING ACQUISITION

On May 3, 1996, Equitable of Iowa Companies signed a definitive agreement to purchase all of the outstanding stock of BT Variable, Inc., a Delaware corporation, including its wholly-owned subsidiaries, Golden American Life Insurance Company ("Golden American") and Directed Services, Inc. (a broker-dealer). Total consideration is approximately $144,000,000 in cash, which includes the repayment of $51,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in August, 1996. Golden American is a Delaware domiciled life insurance company specializing in the issuance of variable annuities with assets of $1,300,000,000 at March 31, 1996. Through the first quarter ended March 1996, Golden American collected $116,000,000 of variable annuity and life premiums and reported net income of $1,000,000.

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

RESULTS OF OPERATIONS

Sales
- -----

                                              Percentage   Dollar
Quarter ended June 30                1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
First year and single premiums:
 Fixed annuities                    $251,303     (23.0)%  ($74,901)  $326,204
 Variable annuities                   58,388     338.5      45,073     13,315
 Life insurance                        7,982     (20.8)     (2,096)    10,078
                                 _____________________________________________
                                     317,673      (9.1)    (31,924)   349,597
Renewal premiums:
 Fixed annuities                      17,490     (30.7)     (7,729)    25,219
 Variable annuities                      663       NA          663         --
 Life insurance                       22,534       0.0           4     22,530
                                 _____________________________________________
                                      40,687     (14.8)     (7,062)    47,749
                                 _____________________________________________
Total premiums                      $358,360      (9.8)%  ($38,986)  $397,346
                                 =============================================

                                              Percentage   Dollar
Six months ended June 30             1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
First year and single premiums:
 Fixed annuities                    $552,560     (22.6)% ($161,172)  $713,732
 Variable annuities                   92,471     325.0      70,763     21,708
 Life insurance                       16,270     (18.6)     (3,725)    19,995
                                 _____________________________________________
                                     661,301     (12.5)    (94,134)   755,435

Renewal premiums:
 Fixed annuities                      33,382      (9.5)     (3,510)    36,892
 Variable annuities                      962       NA          962         --
 Life insurance                       45,608       0.7         324     45,284
                                 _____________________________________________
                                      79,952      (2.7)     (2,224)    82,176
                                 _____________________________________________
Total premiums                      $741,253     (11.5)%  ($96,358)   $837,611
                                 =============================================

Total annuity and life insurance sales, as measured by first year and single premiums, decreased 9.1% in the second quarter and 12.5% in the first six months of 1996. Fixed annuity sales decreased 23.0% in the second quarter and 22.6% in the first six months of 1996. Variable annuity sales are reflecting strong growth, with a 71.3% increase in the second quarter compared to the first quarter of 1996. This is due, in part, to recent strong stock market returns and marketing efforts. The variable annuity product was introduced in the fourth quarter of 1994. Based on Life Insurance Marketing and Research Association ("LIMRA") data, fixed annuity premiums for the industry appear to have fallen an average of 33% for the 12 month period ended March 31, 1996, while the company's fixed annuity premiums were off 23% for the same period.

The decrease in fixed annuity sales during the second quarter and the first six months of 1996 reflects the impact of a relatively low interest rate environment, flat yield curve and strong stock market returns. In such an environment, the returns provided by variable annuities and mutual funds are relatively more attractive than fixed annuity returns, placing pressure on fixed annuity sales. The pending acquisition of Golden American Life Insurance Company ("Golden American") is anticipated to complement and significantly enhance the company's existing variable annuity business. As a result of the acquisition, opportunities will be available to expand the distribution of variable products, as well as market fixed products through Golden American's distribution system. While fixed annuity sales are lower than in previous periods, the company believes that the product diversification to be achieved with the acquisition of Golden American, growth in its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments.

First year and single life insurance premiums decreased 20.8% in the second quarter and 18.6% in the first six months of 1996 due to decreases in sales of the company's single premium life insurance products. As with fixed annuity sales, the current interest rate environment and stock market returns have made sales of single premium life insurance products more challenging.

Revenues
- --------

                                              Percentage   Dollar
Quarter ended June 30                1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and universal life
 product charges                     $15,230       25.8%    $3,120    $12,110
Traditional life insurance
 premiums                              9,747      (10.8)    (1,176)    10,923
Net investment income                177,054       11.7     18,534    158,520
Realized gains on investments          6,168      244.5      4,378      1,790
Other income                           5,363       32.5      1,315      4,048
                                 _____________________________________________
                                    $213,562       14.0%   $26,171   $187,391
                                 =============================================

                                              Percentage   Dollar
Six months ended June 30             1996       Change     Change      1995
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and universal life
 product charges                     $29,947       21.6%    $5,327    $24,620
Traditional life insurance
 premiums                             19,898      (10.4)    (2,320)    22,218
Net investment income                348,266       13.5     41,500    306,766
Realized gains on investments         11,318      494.6      9,415      1,903
Other income                           9,709       (8.2)      (873)    10,582
                                 _____________________________________________
                                    $419,138       14.5%   $53,049   $366,089
                                 =============================================

Total revenues increased 14.0% in the second quarter and 14.5% in the first six months of 1996. Annuity and universal life insurance product charges increased 25.8% in the second quarter and 21.6% in the first six months of 1996, in conjunction with the growth in the company's policyholder liabilities. Premiums from traditional life insurance products decreased 10.8% in the second quarter and 10.4% in the first six months of 1996, as a result of the company's continued emphasis on the more popular universal life and current interest products (for which premiums are not included in revenues).

Net investment income increased 11.7% in the second quarter and 13.5% in the first six months of 1996 due to the increase in invested assets. During the second quarter and first six months of 1996, the company had realized gains on the sale of investments of $6,168,000 and $11,318,000, compared to gains of $1,790,000 and $1,903,000 in the same periods of 1995. The level of realized gains in the first six months of 1996 was higher than the same period of 1995 due to an increase in calls of fixed maturity securities.

Expenses
- --------

Total insurance benefits and expenses increased $14,718,000, or 10.4%, to $155,565,000 in the second quarter and $28,724,000, or 10.3%, to $307,456,000 in the first six months of 1996. Interest credited to annuity and universal life account balances increased $12,506,000, or 12.9%, to $109,466,000 in the second quarter and $27,098,000, or 14.3%, to $217,224,000 in the first six months of 1996 as a result of higher account balances associated with those products.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following table summarizes the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the six months ended June 30, 1996 and 1995. Yield on assets and cost of funds are estimated by calculating the weighted average of the six month end values for those items.

                                    Yield on         Credited      Interest
 Six months ended June 30            Assets            Rate       Rate Spread
 ------------------------           --------         --------     -----------
   Average base rate (excluding
      first year bonus):
       1996                           8.50%            5.57%          2.93%
       1995                           8.62%            5.77%          2.85%

   Average total (including
      first year bonus):
       1996                           8.50%            5.86%          2.64%
       1995                           8.62%            6.19%          2.43%

At June 30, 1996 and 1995, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                    Yield on         Credited      Interest
                                     Assets            Rate       Rate Spread
                                    --------         --------     -----------
   Base rate (excluding first
    year bonus):
        1996                          8.46%            5.50%          2.96%
        1995                          8.61%            5.70%          2.91%

   Total (including first year
    bonus):
        1996                          8.46%            5.77%          2.69%
        1995                          8.61%            6.06%          2.55%

The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, universal life-type policies and participating life policies. Total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $938,000, or 11.3%, to $9,200,000 in the second quarter and $580,000, or 3.3%, to $17,991,000 in the first six months of 1996. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1996 by approximately $374,000 in the second quarter and $1,334,000 on a year to date basis. Other benefits decreased $2,978,000, or 35.7%, to $5,361,000 in the second quarter and $5,159,000, or 31.3%, to
$11,313,000 in the first six months of 1996. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

Commissions decreased $8,548,000, or 22.6%, to $29,314,000 in the second quarter and $17,668,000, or 22.2%, to $61,993,000 in the first six months of 1996. General expenses increased $1,722,000, or 17.7%, to $11,453,000 in the second quarter and $1,688,000, or 8.1%, to $22,490,000 in the first six months of 1996. Insurance taxes decreased $969,000, or 43.0%, to $1,286,000 in the second quarter and $951,000, or 18.8%, to $4,103,000 in the first six months of 1996. Decreases in commissions during the second quarter are directly related to lower fixed annuity sales during this period. The decrease in insurance taxes resulted from refunds as a result of finalizing the company's state premium tax returns in the second quarter and the elimination of premium taxes on annuity premiums in Pennsylvania. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors.
(1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings.
(3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and experienced, higher surrenders related to this block of business. The impact of the higher withdrawal levels on this block of business was reflected primarily in the 1994 financial statements and to a smaller degree in 1995.
At June 30, 1996, all policies originally issued from 1988 through June 1991, with a 5 year interest guarantee represent approximately 1.3% ($87.5 million) of the company's fixed annuity liabilities.

The company currently has two fixed annuity products available for sale through stockbrokers. The pricing assumptions have been modified on these products to reflect higher withdrawal expectations. Prior to second quarter of 1995, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. The company plans to continue to expand its distribution channels to include stockbrokers, banks, and other financial institutions in addition to its current brokerage and career agency distribution.





The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and the six months ended June
30, 1996 and 1995:

                                     Three Months Ended    Six Months Ended
                                     ------------------    ------------------
                                           June 30             June 30
                                           -------             -------
                                       1996      1995        1996      1995
                                       ----      ----        ----      ----
Annuity withdrawals                    8.4%      8.4%        8.3%      8.8%

Annuity withdrawals, excluding
  withdrawls of policies for which
  the five year interest guarantee
  and five year surrender charge
  have expired                         8.3%      7.5%        8.3%      7.4%

Life insurance lapse rates             7.8%      8.2%        7.3%      8.0%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs increased by $3,280,000, or 19.5%, in the second quarter and $6,932,000, or 22.2%, in the first six months of 1996. Amortization of deferred acquisition costs related to operating earnings increased $2,662,000, or 17.2%, in the second quarter and $4,512,000, or 15.1%, in the first six months of 1996. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains increased $618,000, or 46.4%, in the second quarter and $2,420,000, or 181.2%, in the first six months of 1996 due to the increase in total realized gains.
















A breakdown of the amortization of deferred policy acquisition costs for the three and six months ended June 30, 1996 and 1995 is as follows:

                                     Three Months Ended    Six Months Ended
                                     ------------------    ------------------
                                       1996      1995         1996      1995
                                       ----      ----         ----      ----
                                               (Dollars in thousands)
Amortization related to:
  Operating income                   $18,121   $15,459     $34,442   $29,930
  Realized gains                       1,954     1,336       3,756     1,336
                                     --------  --------    --------  --------
Total                                $20,075   $16,795     $38,198   $31,266
                                     ========  ========    ========  ========

Income

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $3,620,000, or 14.5%, in the second quarter and $7,908,000, or 16.3%, in the first six months of 1996. Net income increased $5,152,000, or 19.4%, in the second quarter and $11,563,000 or 22.9%, in the first six months of 1996. A breakdown of income is as follows:

                                             1996                  1995
                                    ------------------------------------------
Three months ended June 30              $      Per Share      $      Per Share
- ------------------------------------------------------------------------------
                                               (Dollars in thousands,
                                               except per share data)
  Operating income                   $28,605      $0.90    $24,985      $0.79
  Realized gains (net of tax):
    Gains realized on disposal
      of investments                   4,009       0.12      1,164       0.04
    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                   429       0.01      1,339       0.04
    Realized gains related
      amortization of DPAC            (1,271)     (0.03)      (868)     (0.03)
                                    ------------------------------------------
                                       3,167       0.10      1,635       0.05
                                    ------------------------------------------
  Net income                         $31,772      $1.00    $26,620      $0.84
                                    ==========================================









                                             1996                  1995
                                    ------------------------------------------
Six months ended June 30                $      Per Share      $      Per Share
- ------------------------------------------------------------------------------
                                               (Dollars in thousands,
                                               except per share data)
  Operating income                   $56,280      $1.77    $48,372      $1.53
  Realized gains (net of tax):
    Gains realized on disposal
      of investments                   7,356       0.23      1,237       0.04
    Commercial mortgage and
      mortgage-backed securities
      prepayment gains                   782       0.02      1,673       0.05
    Realized gains related
      amortization of DPAC            (2,441)     (0.07)      (868)     (0.03)
                                    ------------------------------------------
                                       5,697       0.18      2,042       0.06
  Net income                        ------------------------------------------
                                     $61,977      $1.95    $50,414      $1.59
                                    ==========================================

The pending acquisition of Golden American is currently expected to dilute 1997 operating earnings by 6 to 10 cents per share. Subsequent to 1997, however, the acquisition is expected to have a positive impact on earnings per share as opportunities will be available to market fixed products through Golden American's distribution channels, expand the distribution of variable products and achieve expense efficiencies. See "Cautionary Statement Regarding Forward Looking Statements" below.

Average shares outstanding totaled 31,888,206 in the second quarter and 31,852,453 in the first six months of 1996 up from 31,677,568 and 31,670,536 in the same periods of 1995.

FINANCIAL CONDITION

Investments

The financial statement carrying value of the company's total investments grew 0.5% in the first six months of 1996. The amortized cost basis of the company's total investment portfolio grew 5.9% during the same period. Effective December 1, 1995, all of the company's investments, other than mortgage loans and real estate, are carried at market value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.






To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At June 30, 1996, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                 Amortized   % of     Market    % of  Amortized
                                    Cost     Total    Value     Total   Cost
                                _______________________________________________
                                            (Dollars in thousands)
Investment cash and short-term
 investments                        $47,482    0.6%    $47,482    0.6%     5.0%
Governments and agency mortgage-
 backed securities                  375,443    4.3     382,974    4.4      8.1
Conventional mortgage-backed
 securities                       2,274,044   26.3   2,230,351   25.7      7.9
Investment grade corporate
 securities                       3,695,513   42.7   3,779,786   43.6      8.2
Below-investment grade corporate
 securities                         644,796    7.5     624,763    7.2      9.2
Mortgage loans                    1,537,827   17.8   1,537,937   17.7      8.3
                                _______________________________________________
  Total cash and fixed income
    investments                   8,575,105   99.2   8,603,293   99.2      8.2
Equity securities                    51,119    0.6      52,468    0.6      7.0
Real estate                          14,273    0.2      14,273    0.2      2.5
                                _______________________________________________
  Total investments              $8,640,497  100.0% $8,670,034  100.0%     8.2%
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

At June 30, 1996, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:




                                 Amortized     % of     Estimated     % of
                                    Cost       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,608,911     37.3%   $2,572,334     36.8%
 AA+ to AA-                         403,707      5.8       409,608      5.8
 A+ to A-                         1,950,726     27.9     2,011,362     28.7
 BBB+ to BBB-                     1,245,104     17.8     1,265,207     18.0
 BB+ to BB-                         563,511      8.1       547,036      7.8
 B+ to B-                           122,925      1.8       118,971      1.7
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 35,938      0.5        36,507      0.5
 Rated 2 (BBB+ to BBB-)              22,642      0.3        23,090      0.3
 Rated 3 (BB+ to BB-)                30,600      0.4        30,465      0.4
 Rated 6 (C1, D)                      5,099      0.1         2,897      0.0
 Redeemable preferred stock             633      0.0           397      0.0
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,989,796    100.0%   $7,017,874    100.0%
                                ============  =======  ============  =======

                                 Amortized     % of     Estimated     % of
                                    Cost       Total   Market Value   Total
                                ____________  _______  ____________  _______
                                              (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
  & Aaa Corporates               $2,451,841     35.2%   $2,421,291     34.6%
 Aa1 to Aa3                         461,244      6.6       456,421      6.5
 A1 to A3                         2,229,786     31.9     2,296,654     32.7
 Baa1 to Baa3                     1,037,193     14.8     1,054,652     15.0
 Ba1 to Ba3                         603,802      8.6       588,933      8.4
 B1 to B3                           114,671      1.6       110,429      1.6
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 30,504      0.4        30,795      0.4
 Rated 2 (Baa1 to Baa3)              22,642      0.3        23,090      0.3
 Rated 3 (Ba1 to Ba3)                32,381      0.5        32,315      0.5
 Rated 6 (Caa to C)                   5,099      0.1         2,897      0.0
 Redeemable preferred stock             633      0.0           397      0.0
                                ____________  _______  ____________  _______
TOTAL FIXED MATURITIES           $6,989,796    100.0%   $7,017,874    100.0%
                                ============  =======  ============  =======







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

On June 30, 1996, fixed income securities with an amortized cost of $6,989,796,000 and an estimated market value of $7,017,874,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholders' equity by $13,551,000, or $0.42 per share at June 30, 1996 compared to an increase of $208,932,000, or $6.58 per share at December 31, 1995.

Net unrealized appreciation of fixed maturity investments of $28,078,000 was comprised of gross appreciation of $196,717,000 and gross depreciation of $168,639,000.

The percentage of the company's portfolio invested in below investment grade securities has increased during the first six months of 1996. At June 30, 1996 the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 92 issuers totaling $644,796,000, or 7.5% of the company's investment portfolio compared to 92 issuers totaling $574,284,000, or 7.0%, at December 31, 1995. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At June 30, 1996, the yield at amortized cost on the company's below investment grade portfolio was 9.2% compared to 8.2% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $624,763,000, or 96.9% of amortized cost value, at June 30, 1996.

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

During the first six months of 1995, the company identified two below investment grade securities as having impairments in value that were other than temporary. As a result of those determinations, the company recognized pre-tax losses of $5,802,000 to reduce the amortized cost basis of these two securities to their estimated fair value. These securities were subsequently sold resulting in realized gains totaling $1,200,000. No securities were deemed to have an impairment in value that was other than temporary in 1996.

During the first six months of 1996, fixed maturity securities designated as available for sale with a combined amortized cost value of $195,050,000 were called or repaid by their issuers generating net realized gains totaling $9,244,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $10,213,000 in the first six months of 1996.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.2% at June 30, 1996 compared to 8.3% at March 31, 1996 and December 31, 1995.

Mortgage loans make up approximately 17.7% of the company's investment portfolio carrying value, as compared to an industry average of 15.1%, based on information reported in the 1995 ACLI Fact Book. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and, has continued to increase the lending activity. Mortgages outstanding increased to $1,537,827,000 from $1,169,456,000 during the first six months of 1996. The company expects this asset category to continue to grow over the next several years. The company's mortgage loan portfolio includes 516 loans with an average size of $2,980,000, and average seasoning of 4.4 years if weighted by the number of loans, and 1.8 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1996, the yield on the company's mortgage loan portfolio was 8.3%.

Distribution of these loans by type of collateral is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Collateral Breakdown
- ------------------------------
  Farm                             4          $125        0.0%
  Multi-family residential        90       319,771       20.8
  Industrial                     191       428,577       27.9
  Office buildings                97       332,733       21.6
  Retail                         127       432,912       28.2
  Other                            7        23,709        1.5
                               ______  ____________  _________
TOTAL                            516    $1,537,827      100.0%
                               ======  ============  =========






















Distribution of these loans by geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Geographic Breakdown
- ------------------------------
  New England                      4       $18,636        1.2%
  Middle Atlantic                 65       234,520       15.2
  South Atlantic                  74       236,401       15.4
  East North Central             105       336,567       21.9
  West North Central              64       201,641       13.1
  East South Central              18        64,116        4.2
  West South Central              33        91,685        6.0
  Mountain                        33        95,255        6.2
  Pacific                        120       259,006       16.8
                               ______  ____________  _________
TOTAL                            516    $1,537,827      100.0%
                               ======  ============  =========

At June 30, 1996, two mortgage loans with combined carrying value of $719,000 were delinquent by 90 days or more. At June 30, 1996, the company had established a valuation allowance of $180,000 on one of the loans to reduce the carrying value of this investment to its estimated fair value less costs to sell. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 79% of the principal amount of problem mortgages that have been resolved in the last three years.

At June 30, 1996, the company owned real estate totaling $14,273,000, including properties acquired through foreclosure valued at $10,638,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.01% of the company's investments in default at June 30, 1996. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 100.3% of amortized cost value at June 30, 1996.

Financial Instruments

During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The agreements for these instruments entitle the company to receive payments from the instrument's counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5% as of June 30, 1996). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by multiplying the percentage by which the applicable rate exceeds the fixed rate times the notional amount of the caps and will be recorded as an adjustment to interest credited. Payments on cash settled put swaptions are also calculated based upon the percentage by which the specified rate exceeds the fixed rate times the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the rate defined in the agreement as the discount rate. For both interest rate caps and put swaptions, payments are required only if in the company's favor. During the second quarter, the company purchased instruments with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions all of which were outstanding at June 30, 1996. Through June 30, 1996, the company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing.

The following table illustrates the contractual maturities of notional amounts by type of instrument at June 30, 1996:

                  1998       1999       2000       2001       2002       Total
               _________________________________________________________________
                                          (Dollars in thousands)

Interest rate
  caps                                           $400,000   $200,000    $600,000
Cash settled
  put swaptions $100,000   $400,000   $400,000    350,000     50,000   1,300,000
               _________________________________________________________________
Total notional
  amount        $100,000   $400,000   $400,000   $750,000   $250,000  $1,900,000
               =================================================================

Premiums paid to enter into these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. Through June 30, 1996, the company has recorded amortization of $621,000. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. The company is in the process of reviewing a recently published exposure draft by FASB titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities". The impact of the final standard cannot be clearly defined at this time, however, the current accounting treatment for these instruments may change.















Any unrealized gain on loss on the instruments is off-balance sheet. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated market value on the instruments as of June 30, 1996:

                             Gross       Gross    Estimated
                Amortized  Unrealized  Unrealized  Market
June 30, 1996      Cost      Gains       Losses     Value
__________________________________________________________
                          (Dollars in thousands)
Interest rate
  caps            $5,709        $53      ($787)     $4,975
Cash settled
  put swaptions   14,791        309     (2,027)     13,073
               ___________________________________________
Total            $20,500       $362    ($2,814)    $18,048
               ===========================================

The decline in market value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium paid to enter into the instrument because no additional payments are required by the company on these instruments after the initial premium. Economic losses would be measured by the net replacement cost, or estimated market value, for such instruments if the net market value is in the company's favor. The estimated market value is obtained from quotes provided by the related counterparty. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and by limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty from financial instruments' and investment portfolio credit risk exposures and reports its exposure to senior management at least monthly. The maximum potential economic loss related to nonperformance of the counterparties will increase or decrease during the life of the instruments' as a function of maturity and market conditions.


















The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of June 30, 1996, the counterparties credit quality by instrument with respect to the net replacement value of the company's derivative portfolio was as follows:

June 30, 1996                             Net Replacement Value
_______________________________________________________________________
                                   Interest
                                     Rate      Cash Settled
                                     Caps      Put Swaptions    Total
                                 ______________________________________
                                          (Dollars in thousands)
Counterparties credit quality:
   AAA                                $3,389       $7,048      $10,437
   A                                   1,586        6,025        7,611
                                 ______________________________________
Total                                 $4,975      $13,073      $18,048
                                 ======================================

Other assets
- ------------

Accrued investment income increased $2,672,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $174,829,000 over year-end 1995 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $37,119,000 as the deferral of current period costs (primarily commissions) totaled $75,317,000. Amortization of costs deferred totaled $38,198,000. At June 30, 1996, the company had $269,229,000 of separate account assets compared to $171,881,000 at December 31, 1995. The increase in separate account assets is primarily due to growth in the company's variable annuity product. At June 30, 1996, the company had total assets of $10,121,079,000, an increase of 3.5% over total assets at December 31, 1995.

Liabilities
- -----------

In conjunction with the volume of annuity and insurance sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $423,945,000, or 5.1%, during the first six months of 1996 and totaled $8,665,855,000 at June 30, 1996. Reserves for the company's fixed annuity policies increased $401,542,000, or 5.7%, during this period and totaled $7,431,456,000 at June 30, 1996. Life insurance reserves increased $19,363,000, or 1.6%, during the first six months of 1996 and totaled $1,208,053,000 at June 30, 1996.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently typically range from five years to the term of the policy, with 87% of such policies being issued with a surrender charge period of seven years or more during the first six months of 1996. The initial surrender charge on annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.

The following table summarizes the company's non-par deferred annuity liabilities and sales for the six months ended June 30, 1996 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                            Deferred             Deferred
                            Annuity     % of     Annuity     % of
Surrender Charge %           Sales      Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $666,362     9.7%
1 to 4 percent                                     803,099    11.7
5 to 6 percent                $17,672     3.5%     992,567    14.5
7 to 9 percent                423,263    83.4    3,149,687    46.0
10 percent and greater         66,218    13.1    1,240,174    18.1
                          _________________________________________
                             $507,153   100.0%  $6,851,889   100.0%
                          =========================================

Deferred income taxes decreased $102,969,000 to $11,946,000 from December 31, 1995 of which $106,206,000 of the decrease relates to the decrease in the level of unrealized gains on fixed maturity securities. Total consolidated debt increased $57,900,000 during the first six months of 1996 as the company issued additional commercial paper. The increase in commercial paper is offset by $46,818,000 of short-term investments of which $41,000,000 was utilized to paydown commercial paper maturities in early July. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $116,000,000 at June 30, 1996. Of this amount, approximately $21,275,000 was issued for investment smoothing purposes. The company's commercial paper levels will fluctuate throughout the year as the amounts outstanding for investment smoothing purposes changes. Other liabilities increased $5,147,000 from year-end 1995 levels primarily due to an increase in draft accounts payable and mortgage trust funds, partially offset by decreases in transfer and suspense accounts and reinsurance payables.

Separate account liabilities increased $97,348,000 to $269,229,000 from December 31, 1995 primarily due to growth in the company's variable annuity product. At June 30, 1996, the company had total liabilities of $9,367,710,000 compared to $8,886,484,000 at December 31, 1995, a 5.4%
increase.

Equity
- ------

At June 30, 1996, stockholders' equity was $753,369,000, or $23.62 per share, compared to $893,932,000 or $28.14 per common share at year end 1995. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $13,551,000, or $0.42 per share, after adjustments to deferred acquisition costs and deferred income taxes, at June 30, 1996 compared to an increase of $208,932,000 or $6.58 per share at December 31, 1995. The ratio of consolidated debt to total capital was 22.3% (22.6% excluding SFAS No. 115) at June 30, 1996, up from 15.0% (18.8%
excluding SFAS No. 115) at year-end 1995 as a result of the increase in commercial paper issued for investment smoothing and working capital needs. Excluding commercial paper issued for investment smoothing purposes, the ratio of debt to total capital was 20.5% (20.8% excluding SFAS No. 115) at June 30, 1996. At June 30, 1996, there were 31,896,824 common shares outstanding compared to 31,769,490 shares at December 31, 1995.

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

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's home office operations. The company anticipates an additional $5,000,000 for computer technology will be spent in 1997 for the new location. In addition, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by spending approximately $7,000,000 per year through 1998 on capital needs, primarily for information technology, as compared to the approximately $3,400,000 spent in 1995. No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing purposes and to provide short-term liquidity. At June 30, 1996 the company had $116,000,000 in commercial paper notes outstanding, an increase of $57,900,000 from December 31, 1995 due, in part, to investment smoothing discussed above. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co., and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000, and extend its term to May 10, 2001. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus
(3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At June 30, 1996, $172,343,000 of retained earnings were free of restrictions and could be distributed to the companies public stockholders.

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

Writing and supporting increased volumes of annuity and insurance business requires increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings. Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In 1993 the company completed a primary stock offering to the public and contributed $70,000,000 of the proceeds from the offering to its insurance operations. In February 1995, the company issued $100,000,000 of 8.5% notes, maturing on February 15, 2005, receiving net proceeds of $98,812,000, after expenses. The company contributed $50,000,000 of the proceeds to its insurance subsidiaries and applied the remaining net proceeds to the repayment of outstanding commercial paper notes. Future growth in the company's insurance operations, internally or through acquisitions, may require additional capital although the company believes it has sufficient resources to support growth in operations for the next few years. The company's primary sources of capital are the retention of earnings and the issuance of additional securities.

In order to provide the flexibility to respond promptly to capital needs as opportunities or needs arise, the company has available an effective universal shelf registration on Form S-3 with the Securities and Exchange Commission with respect to $300,000,000 of securities, including any combination of debt securities, common stock and preferred stock, of which $175,000,000 remains to be issued. Securities may be issued and sold upon such terms and conditions and at such time or times as may be later determined. Any such offering will be made only by means of a prospectus. Pursuant to this shelf registration, during July 1996, the company received net proceeds of approximately $120,000,000 after estimated fees and expenses, from issuing $125,000,000 of 8.70% Trust Originated Preferred Securities maturing in 2026. The proceeds from the sale of the securities will be utilized to fund the pending acquisition of BT Variable, Inc.

On May 3, 1996, Equitable of Iowa Companies signed a definitive agreement to purchase all of the outstanding stock of BT Variable, Inc., a Delaware corporation, including its wholly-owned subsidiaries, Golden American Life Insurance Company ("Golden American") and Directed Services, Inc. (a broker-dealer). Total consideration is approximately $144,000,000 in cash, which includes the repayment of $51,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in August, 1996. Golden American is a Delaware domiciled life insurance company specializing in the issuance of variable annuities with assets of $1,300,000,000 at March 31, 1996. Through the first quarter ended March 1996, Golden American collected $116,000,000 of variable annuity and life premiums and reported net income of $1,000,000.

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

The NAIC adopted Guideline XXXIII in 1995 which requires the company to increase annuity reserves in its statutory financial statements by approximately $24,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase-in. The 1995 statutory statements included an increase in annuity reserves of approximately $8,100,000 pursuant to the requirements of the guideline. The quarterly statutory financial statements include an increase in annuity reserves of approximately $3,171,000 pursuant to the requirements of the guideline for the six months ended June 30, 1996. The guideline has no effect on financial statements prepared in accordance with GAAP.

There has been increased scrutiny by insurance regulators and the insurance industry itself of insurance sales and marketing activities. New rules for life insurance illustrations have been proposed for adoption in 1996 and an NAIC committee has begun to work on the issue of annuity illustrations. The company has conducted a thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

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

RECENT DEVELOPMENTS

As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May, 1995 and the United States District Court for the Middle District of Florida, Tampa Division, in February, 1996. A similar class action law suit has recently been filed against a subsidiary of the Company in the Court of Common Pleas of Allegheny County, Pennsylvania. The three suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit.
The company is awaiting an order of dismissal in the Iowa suit.  The Iowa
Court has agreed to dismiss that action pursuant to the application of the Plaintiff and as agreed to by the company. The remaining suits are in the early discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the company's financial statements.

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

4.   Consummation of the Golden American acquisition.

5. Factors affecting the performance of the company and Golden American, including, but not limited to, interest rates, stock market performance, tax and regulatory changes, investment performance of the underlying portfolios of the variable annuity product, variable annuity product design and sales volume by significant sellers of Golden American's variable annuities.





















                       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the Iowa District Court for Polk County in May, 1995 and the United States District Court for the Middle District of Florida, Tampa Division in February, 1996. A similar class action law suit has recently been filed against a subsidiary of the Company in the Court of Common Pleas of Allegheny County, Pennsylvania. The three suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit. The company is awaiting an order of dismissal in the Iowa suit. The Iowa Court has agreed to dismiss that action pursuant to the application of the Plaintiff and as agreed to by the company. The remaining suits are in the early discovery and procedural stages and have not yet been certified as class action. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any cannot be reasonably estimated and no provision for loss has been made in the company's financial statements.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the Company was held on April 25, 1996.

         (c)(i) Election of three directors to the Company's Board of Directors with the following voting results:

                                                      Against or    Broker
                                        For            Withheld    Non-Votes
                                        ---           ----------   ---------
         Jack D. Rehm                26,515,977         33,167         0
         Hans F.E. Wachtmeister      26,386,685         45,167         0
         Richard S. White            26,520,027         33,167         0





            (ii) Approval of the Company's 1996 Non-Employee Director's Stock Option Plan.

                                       Against or                   Broker
                         For            Withheld    Abstentions    Non-Votes
                         ---           ----------   -----------    ---------
                      24,597,612       1,790,855      122,920          0

            (iii) Approval of the appointment of Ernst & Young LLP as auditors for the Company for the year 1996.

                                       Against or                   Broker
                         For            Withheld    Abstentions    Non-Votes
                         ---           ----------   -----------    ---------
                      26,487,843          8,279        15,265          0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 1996:

              (i)  The Company's report on Form 8-K filed on May 3, 1996.































                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 2, 1996           EQUITABLE OF IOWA COMPANIES





                                 By /s/ Paul E. Larson
                                 ______________________________________
                                 Executive Vice President and CFO
                                 (Principal Financial Officer)



                                 By /s/ David A. Terwilliger
                                 ______________________________________
                                 Vice President and Controller
                                 (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1996
                       EQUITABLE OF IOWA COMPANIES

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

     (b)(i) Rights Agreement filed as Exhibit 1 to Form 8-K dated April 30, 1992, is incorporated by reference

       (ii) First amendment to Rights Agreement changing Rights Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the period ended September 30, 1992, is incorporated by reference

      (iii) Second amendment to Rights Agreement dated April 29, 1993, adjusting Purchase Price filed as Exhibit 2.2 to Form 8-A/A dated May 13, 1993, is incorporated by reference

     (c)(i) Indenture dated as of January 17, 1995 by and between Equitable of Iowa Companies and The First National Bank of Chicago, as Trustee, relating to the company's $100,000,000 of 8.5% Notes due 2005 (incorporated by reference from Exhibit 4.1 to the company's Registration Statement on Form S-3 Registration No. 33-57343 filed January 18, 1995)

       (ii) Form of Global 8.5% Note dated February 22, 1995 due February 15, 2005 in the principal amount of $100,000,000 (incorporated by reference from Exhibit 4.3 to the company's Report on Form 8-K filed February 15, 1995)

      (iii) Form of First Supplemental Indenture dated July 18, 1996, including therein the Form of Subordinated Deferrable Interest Debenture, relating to the company's $128,866,000 of 8.70% Subordinated Deferrable Interest Debentures (incorporated by reference from Exhibit 4.7.1 to the company's Report on Form 8-K filed July 3, 1996)

     (d) Certificate of Trust of Equitable of Iowa Companies Capital Trust (incorporated by reference from Exhibit 4.8 to the company's Registration Statement on Form S-3 Registration No. 333-1909 filed March 22, 1996)

     (e)(i) Declaration of Trust of Equitable of Iowa Companies Capital Trust (incorporated by reference from Exhibit 4.9 to the company's Registration Statement on Form S-3 Registration No. 333-1909 filed March 22, 1996)

                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1996
                       EQUITABLE OF IOWA COMPANIES

       (ii) Form of First Amendment to Declaration of Trust of Equitable of Iowa Companies Capital Trust dated July 18, 1996, including therein the form of Preferred Securities, relating to $125,000,000 of Trust Originated Preferred Securities issued by Equitable of Iowa Companies Capital Trust (incorporated by reference from Exhibit 4.9.1 to the company's Report on Form 8-K filed July 3, 1996)

     (f) Form of Preferred Securities Guarantee Agreement by Equitable of Iowa Companies dated July 18, 1996 relating to $125,000,000 of Trust Originated Preferred Securities issued by Equitable of Iowa Companies Capital Trust (incorporated by reference from
             Exhibit 4.10 to the company's Report on Form 8-K filed July 3,
             1996)

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

      (iii) 1982 Stock Incentive Plan filed as Exhibit 10(c) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

       (iv) Excess Benefit Plan filed as Exhibit 10(d) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

        (v) Supplemental Employee Retirement Plan filed as Exhibit 10(e) to Form 10-K for the year ended December 31, 1989, is incorporated by reference

       (vi) Executive Flexible Perquisite Program filed as Exhibit 10(f) to Form 10-K for the year ended December 31, 1992, is incorporated by reference

      (vii)  Restated and Amended Key Employee Incentive Plan as
             Exhibit A of Registrant's Proxy Statement dated
             March 14, 1995, is incorporated by reference

     (viii)  Restated and Amended 1992 Stock Incentive Plan
             Registration Statement No. 33-57492, filed as Exhibit
             B of Registrant's Proxy Statement dated March 14, 1995, is incorporated by reference




                                  INDEX

                          Exhibits to Form 10-Q
                      Six Months ended June 30, 1996
                       EQUITABLE OF IOWA COMPANIES

       (ix) 1996 Non-Employee Directors' Stock Option Plan filed as Exhibit A of Registrant's Proxy Statement dated April 25, 1996, is incorporated by reference

             * Management contracts or compensation plans required to
               be filed as an Exhibit pursuant to Item 14(c) of Form
               10(K).

11   Statement re: Computation of Per Share Earnings

21   Subsidiaries List

23   Consent of Experts and Counsel

     (a) Consent of independent auditors (not required)
     (b) Consent of counsel (not required)

27   Financial Data Schedule (electronic filing only)

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November 11, 1991, is incorporated by reference