Form 10-Q
period 1996-09-30
EQUITABLE OF IOWA COMPANIES
filed 1996-11-12
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              =========

                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 1996

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,967,880 shares of Common Stock as of November 07, 1996.
                              FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                              FOR THE THREE MONTHS ENDED
                                         September 30, 1996   September 30, 1995
                                         _________________    __________________
                                          (Current Year)      (Preceding Year)
                                               (Dollars in thousands)
REVENUES:
 Annuity and universal life product
  charges                                         $19,006               $13,269
 Traditional life insurance premiums                9,814                10,597
 Net investment income                            180,346               162,867
 Realized gains on investments                      4,510                 1,114
 Other income                                       7,047                 4,194
                                         _________________    __________________
                                                  220,723               192,041
BENEFITS AND EXPENSES:
  Annuity and universal life benefits:
   Interest credited to account balances          111,156                99,435
   Benefit claims incurred in excess of
    account balances                                1,993                 3,186
  Traditional life insurance benefits               9,831                14,538
  Increase (decrease) in future policy
   benefits                                           733                  (472)
  Distributions to participating
   policyholders                                    6,284                 6,398
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                     35,409                35,618
   General expenses                                13,676                10,287
   Insurance taxes                                  2,007                 2,670
   Policy acquisition costs deferred              (42,600)              (43,337)
   Amortization:
    Deferred policy acquisition costs              21,287                17,774
    Present value of in force acquired                915                    --
    Goodwill                                          215                    19
                                         _________________    __________________
                                                  160,906               146,116

Interest expense                                    3,091                 4,046
Other expenses                                      5,765                 2,208
                                         _________________    __________________
                                                  169,762               152,370
                                         _________________    __________________
                                                   50,961                39,671




Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                               FOR THE THREE MONTHS ENDED
                                          September 30, 1996  September 30, 1995
                                          ________________    __________________
                                           (Current Year)     (Preceding Year)
                                                (Dollars in thousands,
                                                except per share data)
Income taxes:
 Current                                          $17,522               $10,325
 Deferred                                            (343)                2,535
                                          ________________    __________________
                                                   17,179                12,860
                                          ________________    __________________
                                                   33,782                26,811
Equity income, net of related tax expense
 of $16 in 1996 and $15 in 1995                        28                    29
                                          ________________    __________________
Net income before distributions on
 company-obligated, mandatorily-
 redeemable preferred securities                   33,810                26,840

Distributions on company-obligated,
 mandatorily-redeemable preferred
 securities of subsidiary, Equitable of
 Iowa Companies Capital Trust, holding
 solely debt securities of the company              2,115                    --
                                          ________________    __________________
        NET INCOME                                $31,695               $26,840
                                          ================    ==================

NET INCOME PER COMMON SHARE (average
  shares used: 1996 - 31,935,891;
    1995 - 31,731,063):                             $0.99                 $0.85
                                          ================    ==================

CASH DIVIDENDS PAID PER COMMON SHARE                $0.15                $0.135




















Consolidated Statements of Income (Unaudited):

                                               FOR THE NINE MONTHS ENDED
                                         September 30, 1996   September 30, 1995
                                         _________________    __________________
                                          (Current Year)      (Preceding Year)
                                               (Dollars in thousands)
REVENUES:
 Annuity and universal life product
  charges                                         $48,953               $37,889
 Traditional life insurance premiums               29,712                32,815
 Net investment income                            528,612               469,633
 Realized gains on investments                     15,828                 3,017
 Other income                                      16,756                14,776
                                         _________________    __________________
                                                  639,861               558,130
BENEFITS AND EXPENSES:
  Annuity and universal life benefits:
   Interest credited to account balances          328,380               289,561
   Benefit claims incurred in excess of
    account balances                                6,367                 7,693
  Traditional life insurance benefits              34,761                43,914
  Increase (decrease) in future
   policy benefits                                 (2,275)                2,565
  Distributions to participating
   policyholders                                   18,753                18,872
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                     97,402               115,279
   General expenses                                36,129                31,052
   Insurance taxes                                  6,110                 7,724
   Policy acquisition costs deferred             (117,917)             (140,909)
   Amortization:
    Deferred policy acquisition costs              59,485                49,040
    Present value of in force acquired                915                    --
    Goodwill                                          252                    56
                                         _________________    __________________
                                                  468,362               424,847

Interest expense                                   10,832                 9,819
Other expenses                                     13,929                 6,107
                                         _________________    __________________
                                                  493,123               440,773
                                         _________________    __________________
                                                  146,738               117,357












Consolidated Statements of Income (Unaudited):    (CONTINUATION)

                                                FOR THE NINE MONTHS ENDED
                                          September 30, 1996  September 30, 1995
                                          ________________    __________________
                                           (Current Year)     (Preceding Year)
                                                (Dollars in thousands,
                                                except per share data)
Income taxes:
 Current                                          $47,996               $32,468
 Deferred                                           2,869                 7,677
                                          ________________    __________________
                                                   50,865                40,145
                                          ________________    __________________
                                                   95,873                77,212
Equity income (loss), net of related
  tax benefit (expense) of $46 in 1996
  and $(23) in 1995                                   (86)                   42
                                          ________________    __________________
Net income before distributions on
 company-obligated mandatorily-redeemable
 preferred securities                              95,787                77,254

Distributions on company-obligated,
 mandatorily-redeemable preferred
 securities of subsidiary, Equitable of
 Iowa Companies Capital Trust, holding
 solely debt securities of the company              2,115                    --
                                          ________________    __________________
         NET INCOME                               $93,672               $77,254
                                          ================    ==================

NET INCOME PER COMMON SHARE (average
  shares used: 1996 - 31,880,469;
    1995 - 31,690,934):                             $2.94                 $2.44
                                          ================    ==================

CASH DIVIDENDS PAID PER COMMON SHARE               $0.435                 $0.39



















Consolidated Balance Sheets (Unaudited):

                                          September 30, 1996   December 31, 1995
                                          __________________   _________________
                                                (Dollars in thousands)
ASSETS

Investments:
 Fixed maturities, available for sale, at
  market (cost: 1996 - $7,240,800;
  1995 - $6,884,837)                             $7,287,010          $7,352,211
 Equity securities, at market
   (cost:  1996 - $51,461; 1995 - $49,789)           63,690              50,595
 Mortgage loans on real estate                    1,652,140           1,169,456
 Real estate, less allowances for
  depreciation of $4,483 in 1996
  and $4,804 in 1995                                  8,929              13,960
 Policy loans                                       187,128             182,423
 Short-term investments                              59,685              39,234
                                          __________________   _________________
TOTAL INVESTMENTS                                 9,258,582           8,807,879

Cash and cash equivalents                            28,970              10,730

Securities and indebtedness of
 related parties                                     14,173              13,755

Accrued investment income                           130,197             122,834

Notes and other receivables                          24,121              32,410

Deferred policy acquisition costs                   744,708             554,179

Present value of in force acquired                   84,881                  --

Property and equipment, less
 allowances for depreciation of
 $12,971 in 1996 and $9,761 in 1995                   9,837               8,039

Current income taxes recoverable                     12,908               6,968

Intangible assets, less accumulated
 amortization of $1,089 in 1996 and
 $683 in 1995                                        48,049               3,639

Other assets                                         74,985              48,102

Separate account assets                           1,502,646             171,881
                                          __________________   _________________
   TOTAL ASSETS                                 $11,934,057          $9,780,416
                                          ==================   =================






Consolidated Balance Sheets (Unaudited):

                                         September 30, 1996    December 31, 1995
                                         ___________________   _________________
                                               (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and universal life products            $8,344,238          $7,500,494
  Traditional life insurance products               714,311             718,110
  Unearned revenue reserve                           18,554              14,326
 Other policy claims and benefits                     5,871               8,980
                                         ___________________   _________________
                                                  9,082,974           8,241,910
Other policyholders' funds:
 Advance premiums and other deposits                    634                 691
 Accrued dividends                                   12,555              12,715
                                         ___________________   _________________
                                                     13,189              13,406

Deferred income taxes                                18,971             114,915
Commercial paper notes                               75,400              58,100
Long-term debt                                      100,000             100,000
Other liabilities                                   218,962             186,272
Separate account liabilities                      1,502,646             171,881
                                         ___________________   _________________
   TOTAL LIABILITIES                             11,012,142           8,886,484

Commitments and contingencies
Company-obligated, mandatorily-redeemable
 8.70% preferred securities, due 2026,
 of its subsidiary, Equitable of Iowa
 Companies Capital Trust, holding solely
 debt securities of the company                     125,000                  --

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                            --                  --
 Common stock, without par value (stated
  value $1.00 per share), authorized
  70,000,000 shares, issued and outstanding
  31,967,625 shares in 1996 and 31,769,490
  in 1995                                            31,968              31,769
 Additional paid-in capital                          84,981              80,100
 Unrealized appreciation (depreciation) on
  fixed maturity securities                          18,725             208,932
 Unrealized appreciation (depreciation) on
  marketable equity securities                       12,229                 806
 Retained earnings                                  653,544             573,799
 Unearned compensation (deduction)                   (4,532)             (1,474)
                                         ___________________   _________________
   TOTAL STOCKHOLDERS' EQUITY                       796,915             893,932
                                         ___________________   _________________
TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $11,934,057          $9,780,416
                                         ===================   =================

Consolidated Statements of Cash Flows (Unaudited):

                                               FOR THE NINE MONTHS ENDED
                                         September 30, 1996  September 30, 1995
                                         _________________   __________________
                                          (Current Year)      (Preceding Year)
                                               (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                       $93,672              $77,254
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   universal life products:
    Interest credited to account balances         326,528              289,561
    Charges for mortality and
     administration                               (49,811)             (40,012)
    Change in unearned revenues                     1,548                 (416)
  Increase (decrease) in traditional life
   policy liabilities and accruals                   (337)               3,406
  Decrease in other policyholders' funds             (217)                (287)
  Increase in accrued investment income            (4,096)             (13,109)
  Policy acquisition costs deferred              (117,917)            (140,909)
  Amortization of deferred policy
   acquisition costs                               59,485               49,040
  Amortization of present value of in force
   acquired                                           915                   --
  Change in other assets, other liabilities,
   and accrued income taxes                       (18,486)              (6,233)
  Provision for depreciation and
   amortization                                        69               (3,857)
  Provision for deferred income taxes               2,908                7,715
  Share of losses (equity in earnings)
   of related parties                                 132                  (65)
  Realized gains on investments                   (15,828)              (3,017)
                                         _________________   __________________
NET CASH PROVIDED BY OPERATING ACTIVITIES         278,565              219,071

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale           453,098               77,995
  Fixed maturities - held for investment               --              171,793
  Equity securities                                12,366                  225
  Mortgage loans on real estate                    29,817               41,238
  Real estate                                       7,213                1,799
  Policy loans                                     25,745               20,170
  Short-term investments - net                         --               32,920
                                         _________________   __________________
                                                  528,239              346,140
 Acquisition of investments:
  Fixed maturities - available for sale          (614,575)            (893,832)
  Fixed maturities - held for investment               --              (59,684)
  Equity securities                               (13,287)                (257)
  Mortgage loans on real estate                  (512,943)            (467,988)
  Real estate                                        (681)                (901)
  Policy loans                                    (26,452)             (24,901)


Consolidated Statements of Cash Flows (Unaudited):    (CONTINUATION)

                                                FOR THE NINE MONTHS ENDED
                                          September 30, 1996  September 30, 1995
                                          _________________   __________________
                                           (Current Year)      (Preceding Year)
                                                (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Acquisition of investments - continued:
  Short-term investments - net                      (1,826)                  --
                                          _________________   __________________
                                                (1,169,764)          (1,447,563)
 Disposal of investments accounted for
  by the equity method                                 $18                  $17
 Repayments of notes receivable                         --                  146
 Sales of property and equipment                        86                   89
 Purchase of subsidiary, net of cash
  acquired                                        (136,172)                  --
 Purchases of property and equipment                (3,861)              (2,477)
                                          _________________   __________________
NET CASH USED IN INVESTING ACTIVITIES             (781,454)          (1,103,648)

FINANCING ACTIVITIES
 Issuance of company-obligated, mandatorily-
  redeemable preferred securities                  125,000                   --
 Issuance of long term debt                             --              100,000
 Issuance of commercial paper - net                 17,300               90,550
 Receipts from annuity and universal life
  policies credited to policyholder
  account balances                               1,030,581            1,332,037
 Return of policyholder account balances
  on annuity and universal life policies          (638,309)            (625,883)
 Issuance of stock under stock plans                   484               (3,521)
 Cash dividends paid                               (13,927)             (12,409)
                                          _________________   __________________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                       521,129              880,774
                                          _________________   __________________

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       18,240               (3,803)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 10,730               12,674
                                          _________________   __________________
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $28,970               $8,871
                                          =================   ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

Cash paid during the period for:
  Interest                                         $12,889               $8,814
  Income taxes                                      52,506               20,702
Non-cash investing activities:
  Foreclosure of mortgage loans                        675                   --

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") from Whitewood Properties Corp. ("Whitewood") pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement"). Refer to Note 6 for additional information.

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

Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value as determined at or before the foreclosure date. The carrying value of these assets is subject to regular review. If the fair value, less estimated sale costs, of real estate owned decreases to an amount lower than its carrying value, a valuation allowance is established for the difference. This valuation allowance can be restored should the fair value of the property increase. Changes in this valuation allowance are charged or credited to income.

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





At September 30, 1996 and December 31, 1995, amortized cost, gross unrealized gains and losses and estimated market values of fixed maturity securities designated as available for sale are as follows:

AVAILABLE FOR SALE
                                                Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Market
September 30, 1996                  Cost        Gains      Losses       Value
________________________________________________________________________________
                                                  (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities        $259,194      $8,343     ($2,395)   $265,142
 Other                               90,060       1,754      (1,961)     89,853
States, municipalities and
 political subdivisions              15,223         906          (1)     16,128
Foreign governments                  10,572       2,248          --      12,820
Public utilities                  1,249,066      28,747     (28,346)  1,249,467
Investment grade corporate        2,642,008     123,617     (31,794)  2,733,831
Below investment grade
 corporate                          688,700       7,726     (24,468)    671,958
Mortgage-backed securities        2,285,357      29,013     (66,950)  2,247,420
Redeemable preferred stock              620          --        (229)        391
                                 ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR SALE         $7,240,800    $202,354   ($156,144) $7,287,010
                                 =========== =========== =========== ===========

                                                Gross       Gross     Estimated
                                  Amortized  Unrealized  Unrealized    Market
December 31, 1995                   Cost        Gains      Losses       Value
________________________________________________________________________________
                                                  (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities        $289,422     $16,738                $306,160
 Other                               60,567       4,163         ($2)     64,728
States, municipalities and
 political subdivisions              15,485       1,639          --      17,124
Foreign governments                  10,573       3,426          --      13,999
Public utilities                  1,271,641      92,546      (2,077)  1,362,110
Investment grade corporate        2,322,036     277,981      (1,303)  2,598,714
Below investment grade
 corporate                          574,284      19,428     (12,492)    581,220
Mortgage-backed securities        2,340,194      75,704      (8,142)  2,407,756
Redeemable preferred stock              635          --        (235)        400
                                 ___________ ___________ ___________ ___________
TOTAL AVAILABLE FOR SALE         $6,884,837    $491,625    ($24,251) $7,352,211
                                 =========== =========== =========== ===========




No fixed maturity securities were designated as held for investment at September 30, 1996 or December 31, 1995. Short-term investments with maturities of 30 days or less have been excluded from the preceding schedules in this note. Amortized cost approximates market value for these securities.

Amortized cost and estimated market value of debt securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 Estimated
                                                 Amortized        Market
AVAILABLE FOR SALE                                 Cost            Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due within one year                                 $31,924         $32,236
Due after one year through five years               310,436         314,426
Due after five years through ten years            1,812,558       1,835,172
Due after ten years                               2,541,331       2,592,614
                                               _____________   _____________
                                                  4,696,249       4,774,448
Mortgage-backed securities                        2,544,551       2,512,562
                                               _____________   _____________
TOTAL AVAILABLE FOR SALE                         $7,240,800      $7,287,010
                                               =============   =============

The amortized cost and estimated market value of mortgage-backed securities, which comprise 35% of the company's investment in fixed maturity securities as of September 30, 1996, are as follows:

                                                                   Estimated
                                                 Amortized          Market
                                                   Cost              Value
                                               _______________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,354           $17,735
   Planned amortization class                        70,267            72,916
   Targeted amortization class                       29,325            28,414
   Sequential pay                                    64,228            63,915
   Pass through                                      78,020            82,162
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,646            31,061
   Planned amortization class                        25,553            26,369
   Targeted amortization class                      437,297           418,450
   Sequential pay                                 1,729,596         1,709,419
   Mezzanines                                        37,787            37,209
   Private placements and subordinate issues         24,478            24,912
                                               _____________     _____________
TOTAL MORTGAGE-BACKED SECURITIES                 $2,544,551        $2,512,562
                                               =============     =============


During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to capital loss during periods of accelerated prepayments. At September 30, 1996, unamortized premiums on mortgage-backed securities totaled $4,441,000 and unaccrued discounts on mortgage-backed securities totaled $53,898,000.

An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the nine months ended September 30, 1996 and 1995 is as follows:

                                                   Gross      Gross    Proceeds
                                      Amortized   Realized  Realized     from
                                        Cost       Gains     Losses      Sale
                                     ____________________________________________
Nine months ended September 30, 1996
-------------------------------------
Available for sale:
 Scheduled principal repayments,
  calls and tenders                    $236,058    $10,581     ($286)   $246,353
 Sales                                  203,750      3,400      (405)    206,745
                                     ___________ __________ _________ ___________
TOTAL                                  $439,808    $13,981     ($691)   $453,098
                                     =========== ========== ========= ===========



















                                                   Gross      Gross    Proceeds
                                      Amortized   Realized  Realized     from
                                        Cost       Gains     Losses      Sale
                                     ____________________________________________
Nine months ended September 30, 1995
-------------------------------------
Scheduled principal repayments,
 calls and tenders:
  Available for sale                    $37,935       $126      ($17)    $38,044
  Held for investment                   141,185      4,562      (262)    145,485
Sales:
  Available for sale                     39,370        584        (3)     39,951
  Held for investment                    21,983      4,325        --      26,308
                                     ___________ __________ _________ ___________
TOTAL                                  $240,473     $9,597     ($282)   $249,788
                                     =========== ========== ========= ===========

At September 30, 1996, the company owned equity securities with a combined book value of $51,461,000 and an estimated market value of $63,690,000, resulting from gross unrealized appreciation of $12,445,000 and gross unrealized depreciation of $216,000.

At September 30, 1996, one mortgage loan with a carrying value of $44,000 was delinquent by 90 days or more.

The carrying value of investments which have been non-income producing for the twelve months preceding September 30, 1996 totaled $537,000 related to a mortgage loan and two investment real estate properties in the amount of $44,000 and $493,000, respectively.

The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relate to the holdings at September 30, 1996 and December 31, 1995, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (31% in 1996, 33% in 1995), public utilities (18% in 1996, 19% in 1995), basic industrials (23% in 1996, 21% in 1995) and consumer products (12% in 1996 and 1995). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1996 and 1995. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (27% in 1996, 32% in 1995), industrial buildings (29% in 1996, 26% in 1995), multi-family residential buildings (20% in 1996, 24% in 1995) and office buildings (22% in 1996, 17% in 1995). Equity securities (which represent 0.7% of the company's investments) are comprised of investments in the company's registered separate account and an investment of $44,370,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at September 30, 1996.

NOTE 3 -- FINANCIAL INSTRUMENTS

During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased instruments, all during the second quarter, with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions all of which were outstanding at September 30, 1996. The company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing. The instruments do not require any additional payments by the company.

The agreements for these instruments entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5%). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by taking the excess of the current applicable rate over the specified fixed rate, and multiplying this excess by the notional amount of the caps. Payments on cash settled put swaptions are also calculated based upon the excess of the current applicable rate over the specified fixed rate multiplied by the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the discount rate defined in the agreement. Any payments received from the counterparties will be recorded as an adjustment to interest credited.

The following table summarizes the contractual maturities of notional amounts by type of instrument at September 30, 1996:

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
                =================================================================

Premiums paid to enter into these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $1,230,000 in the third quarter of 1996, and $1,851,000 in the nine months ended September 30, 1996. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a Statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.

Any unrealized gain or loss on the instruments is off-balance sheet and therefore, is not reflected in the financial statements. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated market value on these instruments as of September 30, 1996:

                                     Gross        Gross      Estimated
                      Amortized    Unrealized   Unrealized     Market
September 30, 1996       Cost        Gains        Losses       Value
________________________________________________________________________
                                 (Dollars in thousands)
Interest rate
  caps                    $5,437          $15        ($519)      $4,933
Cash settled
  put swaptions           13,834          574         (916)      13,492
                     ___________________________________________________
Total                    $19,271         $589      ($1,435)     $18,425
                     ===================================================

The decline in market value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium (remaining amortized cost) paid to enter into the instrument because no additional payments are required by the company on these instruments after the initial premium. Counterparty non-performance would result in an economic loss if interest rates exceeded the specified fixed rate. Economic losses would be measured by the net replacement cost, or estimated market value, for such instruments. The estimated market value is the average of quotes obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and by limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.









The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of September 30, 1996, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (market value) of the company's instruments was as follows:

September 30, 1996                     Net Replacement Value
_________________________________________________________________________
                             Interest       Cash Settled
                               Rate             Put
                               Caps          Swaptions          Total
                           ______________________________________________
                                 (Dollars in thousands)
Counterparties
  credit quality:
  AAA                           $3,301           $7,100          $10,401
  A+                             1,632            6,392            8,024
                           ______________________________________________
Total                           $4,933          $13,492          $18,425
                           ==============================================

NOTE 4 -- CREDIT ARRANGEMENTS

Company-Obligated, Mandatorily-Redeemable Preferred Securities of Subsidiary
Trust: On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of September 30, 1996, 5,000,000 shares of Preferred Securities were outstanding.

Equitable has obligations under the Debt Securities, the Preferred Securities Guarantee Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust's obligations under the Preferred Securities.

Net proceeds of approximately $120,300,000 from the issuance of $125,000,000 of Preferred Securities, were used to fund, in part, the acquisition of BT Variable, which owns all the outstanding capital stock of Golden American Life Insurance Company ("Golden American") and Directed Services, Inc. Refer to Note 6 for further information regarding the acquisition.



NOTE 5 -- COMMITMENTS AND CONTINGENCIES

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At September 30, 1996, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $18,437,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $16,940,000 at September 30, 1996 for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $5,431,000 in the first nine months and $1,984,000 in the third quarter of 1996 compared to $4,699,000 and $1,648,000, respectively, in the same periods of 1995, as a result of the cession agreements. Insurance benefits and expenses have been reduced by $4,186,000 in the first nine months and $1,190,000 in the third quarter of 1996 compared to $6,976,000 and $3,450,000, respectively, in the same periods of 1995. The amount of reinsurance assumed is not significant.

Investment Commitments: At September 30, 1996, outstanding commitments to fund mortgage loans on real estate totaled $56,690,000. In addition, outstanding commitments to purchase mortgage-backed securities totaled $26,810,000 at September 30, 1996.

Guaranty Fund Assessments: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises it's estimates of future guaranty fund assessments accordingly. At September 30, 1996, the company has a reserve of $48,079,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $13,421,000 for items expected to be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments related to known insolvencies at this time.


Litigation: As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the United States District Court for the Middle District of Florida, Tampa Division, in February, 1996 and in the Court of Common Pleas of Allegheny County, Pennsylvania in June 1996. The suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit. The suits are in the discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the company's financial statements. The company had also been a party to a similar previously reported class action lawsuit filed in Iowa which has now been dismissed.

As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association regarding the payment of certain commissions. The matter was submitted to arbitration and the determination of the arbitration panel was that the company must pay, over time, commissions in amounts that are not material.

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

NOTE 6 -- ACQUISITION

On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable Inc., ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. BT Variable, a New York corporation, in turn, owns all the outstanding capital stock of Golden American Life Insurance Company ("Golden American"), a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers
Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by the Equitable of Iowa Companies Capital Trust, an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. The acquisition was accounted for using the purchase method, and the results of operations of BT Variable are included in the consolidated statement of income from the date of acquisition. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc.

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 1995. This information is intended for informational purposes only and may not be indicative of the company's future results of operations.

                                 Nine months ended         Nine months ended
                                 September 30,1996         September 30,1995
                                ______________________________________________
                                  (Dollars in thousands except per share data)
Revenues                                   $659,752                  $583,226
Net income                                   90,220                    73,016
Net income per share                           2.83                      2.31


As part of the acquisition, a portion of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the expected future cash flows at the discount rate determined by the company. The expected future cash flows used to determine the PVIF are based on actuarially determined projected net cash flows from the policies in force acquired from Golden American.

An analysis of the PVIF asset for the three months ended September 30, 1996 is as follows:

                          (Dollars in thousands)
Beginning balance                              $0
Acquired                                   85,796
Imputed interest                              822
Amortization                               (1,737)
                                   _______________
Ending balance                            $84,881
                                   ===============















Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and adjusted for the unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to future events on acquired policies in force, the expected approximate amortization relating to the beginning balance of the PVIF is as follows:

       Year                               Amount
________________________________________________________
                  (Dollars in thousands)
4th quarter 1996                          $1,830
        1997                               9,664
        1998                              10,109
        1999                               9,243
        2000                               7,919
        2001                               6,798

The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American.
The purchase price is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated acquisition costs and, as a result, goodwill may change. The total amount of goodwill and other intangibles deferred relating to the acquisition is comprised of $39,207,000 of estimated goodwill and $4,700,000 of estimated costs of issuance of the preferred securities mentioned above. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years, respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the company and its subsidiaries. All of the company's significant subsidiaries are wholly-owned. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), USG Annuity & Life Company ("USG"), and Golden American Life Insurance Company ("Golden American").

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement"). BT Variable, in turn, owns all the outstanding capital stock of Golden American, a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the name BT Variable, Inc. was changed to EIC Variable, Inc.

The following unaudited pro forma information is presented as if the acquisition had occurred on January 1, 1995. This information is intended for informational purposes only and may not be indicative of the company's future results of operations.

                                             1996                  1995
                                    ------------------------------------------
Nine months ended September 30          $      Per Share      $      Per Share
------------------------------------------------------------------------------
                                               (Dollars in thousands,
                                               except per share data)
Operating income                     $82,202      $2.58    $69,856      $2.21
Realized gains (net of tax):
  Gains realized on disposal
    of investments                    10,017       0.31      2,007       0.06
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                   1,172       0.04      2,458       0.08
  Realized gains related
    amortization of DPAC              (3,171)     (0.10)    (1,305)     (0.04)
                                    ------------------------------------------
                                       8,018       0.25      3,160       0.10
                                    ------------------------------------------
Net income                           $90,220      $2.83    $73,016      $2.31
                                    ==========================================

As part of the acquisition, $85,796,000 of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the expected future cash flows at the discount rate determined by the company. The expected future cash flows used to determine the PVIF are based on actuarially determined projected net cash flows from the policies in force acquired from Golden American.

The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at the acquisition date. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill represents the excess of the acquisition cost over the fair value of net assets acquired. Goodwill established as a result of the acquisition was pushed down to Golden American. The purchase price is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated acquisition costs and, as a result, goodwill may change. The total amount of goodwill and other intangibles deferred relating to the acquisition is comprised of $39,207,000 of estimated goodwill and $4,700,000 of estimated costs of issuance of the preferred securities mentioned above. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

RESULTS OF OPERATIONS

Premiums
--------

                                              Percentage   Dollar
Quarter ended September 30           1996       Change     Change       1995
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $328,464     (7.6)%   ($26,918)    $355,382
Variable annuity premiums:
 Separate account                     86,409      325.9     66,122       20,287
 Fixed account                        17,720    3,442.8     17,217          503
                                 _______________________________________________
Total variable annuity premiums      104,129      400.9     83,339       20,790
                                 _______________________________________________
Total annuity premiums               432,593       15.0     56,421      376,172

Life insurance premiums:
 First year and single premiums        8,661      (11.8)    (1,162)       9,823
 Renewal premiums                     23,738        5.1      1,144       22,594
                                 _______________________________________________
Total life insurance premiums         32,399       (0.1)       (18)      32,417
                                 _______________________________________________
Total premiums                      $464,992      13.8%    $56,403     $408,589
                                 ===============================================



















                                              Percentage   Dollar
Nine months ended September 30       1996       Change     Change       1995
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $912,176    (17.4)%  ($192,197)  $1,104,373
Variable annuity premiums:
 Separate account                    179,843      328.2    137,847       41,996
 Fixed account                        19,949      834.2     17,813        2,136
                                 _______________________________________________
Total variable annuity premiums      199,792      352.7    155,660       44,132
                                 _______________________________________________
Total annuity premiums             1,111,968       (3.2)   (36,537)   1,148,505

Life insurance premiums:
 First year and single premiums       24,931      (16.4)    (4,887)      29,818
 Renewal premiums                     69,346        2.2      1,469       67,877
                                 _______________________________________________
Total life insurance premiums         94,277       (3.5)    (3,418)      97,695
                                 _______________________________________________
Total premiums                    $1,206,245     (3.2)%   ($39,955)  $1,246,200
                                 ===============================================


Total annuity and life insurance premiums, increased 13.8% in the third quarter and decreased 3.2% in the first nine months of 1996. Fixed annuity premiums decreased 7.6% in the third quarter and 17.4% in the first nine months of 1996. Variable annuity premiums reflected strong growth, with a 72.3% increase in the third quarter compared to the second quarter of 1996. This is due, in part, to the August 13, 1996 acquisition of Golden American, recent strong stock market returns and marketing efforts. Golden American reported variable annuity premiums of $29,987,000, and variable life premiums of $1,451,000, from August 14 to September 30, 1996. Equitable Life introduced its variable annuity product in the fourth quarter of 1994.

Based on Life Insurance Marketing and Research Association ("LIMRA") data, fixed annuity premiums for the industry appear to have fallen an average of 40% for the 12 month period ended June 30, 1996, while the company's fixed annuity premiums were off 23% for the same period. The decrease in fixed annuity premiums during the third quarter and the first nine months of 1996 reflects the impact of a relatively low interest rate environment, flat yield curve and strong stock market returns. In such an environment, the returns provided by variable annuities and mutual funds are relatively more attractive than fixed annuity returns, placing pressure on fixed annuity sales. The acquisition of Golden American has complemented and significantly enhanced the company's existing variable annuity business. As a result of the acquisition, the company plans to expand the distribution of it's variable products, as well as marketing fixed products through Golden American's distribution system. While fixed annuity sales are lower than in previous periods, the company believes that the product diversification achieved with the acquisition of Golden American, growth in the number of its agents, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. The diversity of products and distribution channels the company now offers is intended to improve the stability of sales under a variety of market conditions. Insurance agents are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments.

The table above includes premiums for Golden American since August 13, 1996.
As a result, the premiums provide insight as to the reported results of operations. However, the significant increases reflected for variable annuity premiums and life premiums are primarily a result of the acquisition and, to a lesser extent, a growth in the sales of the variable annuity products. After the company has reflected a full year of premium activity for Golden American, the percentage increase trend in variable annuity premiums and life premiums will lessen. The following premium analysis is provided on a pro forma combined basis including Golden American premiums as if the acquisition occurred on January 1, 1995. Total annuity and life insurance premiums on a pro forma basis increased $63,194,000 or 14.3% to $505,175,000 in the third quarter, and $134,943,000 or 10.1% to $1,475,123,000 in the first nine months of 1996. Variable annuities on a pro forma combined basis increased $87,508,000 or 162.5% to $141,373,000 in the third quarter and $322,306,000 or 237.2% to $458,164,000 in the first nine months of 1996. Life insurance sales, as measured by first year and single premiums on a pro forma combined basis increased $1,459,000 or 14.4% to $11,600,000 in the third quarter and $3,365,000 or 10.5% to $35,437,000 in the first nine months of 1996.

Revenues
--------

                                              Percentage   Dollar
Quarter ended September 30           1996       Change     Change       1995
________________________________________________________________________________
                                             (Dollars in thousands)
Annuity and universal life
 product charges                     $19,006      43.2%     $5,737      $13,269
Traditional life insurance
 premiums                              9,814       (7.4)      (783)      10,597
Net investment income                180,346       10.7     17,479      162,867
Realized gains on investments          4,510      305.0      3,396        1,114
Other income                           7,047       68.0      2,853        4,194
                                 _______________________________________________
                                    $220,723      14.9%    $28,682     $192,041
                                 ===============================================

















                                              Percentage   Dollar
Nine months ended September 30       1996       Change     Change       1995
________________________________________________________________________________
                                             (Dollars in thousands)
Annuity and universal life
 product charges                     $48,953      29.2%    $11,064      $37,889
Traditional life insurance
 premiums                             29,712       (9.5)    (3,103)      32,815
Net investment income                528,612       12.6     58,979      469,633
Realized gains on investments         15,828      424.6     12,811        3,017
Other income                          16,756       13.4      1,980       14,776
                                 _______________________________________________
                                    $639,861      14.6%    $81,731     $558,130
                                 ===============================================

Total revenues increased 14.9% in the third quarter and 14.6% in the first nine months of 1996. Annuity and universal life insurance product charges increased 43.2% in the third quarter and 29.2% in the first nine months of 1996, in conjunction with the growth in the company's policyholder liabilities, and higher surrender charges associated with annuity withdrawals. This increase includes annuity and universal life product charges reported by Golden American of $2,397,000 in the third quarter and nine months ended September 30, 1996. Premiums from traditional life insurance products decreased 7.4% in the third quarter and 9.5% in the first nine months of 1996, as a result of the company's continued emphasis on the more popular universal life and current interest products (for which premiums are not included in revenues).

Net investment income increased 10.7% in the third quarter and 12.6% in the first nine months of 1996 due to the increase in invested assets. During the third quarter and first nine months of 1996, the company had realized gains on the sale of investments of $4,510,000 and $15,828,000, compared to gains of $1,114,000 and $3,017,000 in the same periods of 1995. The level of realized gains in the first nine months of 1996 was higher than the same period of 1995 due to an increase in gains on calls of fixed maturity securities.

Expenses
--------
Total insurance benefits and expenses increased $14,790,000, or 10.1%, to $160,906,000 in the third quarter and $43,515,000, or 10.2%, to $468,362,000 in the first nine months of 1996. Interest credited to annuity and universal life account balances increased $11,721,000, or 11.8%, to $111,156,000 in the third quarter and $38,819,000, or 13.4%, to $328,380,000 in the first nine months of 1996 as a result of higher account balances associated with those products. Additionally, the amortization of financial instruments purchased for the company's hedging program during the second quarter increased interest credited to account balances by $1,230,000 in the third quarter and $1,851,000 through September 30, 1996. See further discussion of the hedging program in the financial instruments section below.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including annuities, universal life-type policies and participating policies, allow for interest rate adjustments at least annually. The following table summarizes the effective average annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the nine months ended September 30, 1996 and 1995. Yield on assets and cost of funds are estimated by calculating the weighted average of the nine month end values for those items. The following information is exclusive of Golden American data which would have an immaterial impact on the information presented. At September 30, 1996, Golden American had $194,239,000 of policy liabilities.

                                         Yield on     Credited       Interest
Nine months ended September 30           Assets         Rate        Rate Spread
_____________________________________    _______      ________      ___________
Average base rate (excluding first
  year bonus):
   1996                                    8.49%         5.55%            2.94%
   1995                                    8.61%         5.73%            2.88%

Average total (including first
  year bonus):
   1996                                    8.49%         5.83%            2.66%
   1995                                    8.61%         6.13%            2.48%

At September 30, 1996 and 1995, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                         Yield on     Credited       Interest
                                         Assets         Rate        Rate Spread
                                         _______      ________      ___________
Base rate (excluding first
  year bonus):
   1996                                    8.45%         5.50%            2.95%
   1995                                    8.56%         5.65%            2.91%

Total (including first year bonus):
   1996                                    8.45%         5.74%            2.71%
   1995                                    8.56%         5.95%            2.61%


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, universal life-type policies and participating life policies. Total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances decreased $2,000,000, or 20.9%, to $7,553,000 in the third quarter and $1,420,000, or 5.3%, to $25,544,000 in the first nine months of 1996. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1996 by approximately $1,670,000 in the third quarter and $3,004,000 on a year to date basis. Other benefits decreased $3,900,000, or 47.7%, to $4,271,000 in the third quarter and $9,059,000, or
36.8%, to $15,584,000 in the first nine months of 1996. These changes were offset by a corresponding change in the reserve for future policy benefits and, therefore, had a smaller impact on net income.

Commissions decreased $209,000, or 0.6%, to $35,409,000 in the third quarter and $17,877,000, or 15.5%, to $97,402,000 in the first nine months of 1996.
The decrease in commissions for the third quarter is minimal as a result of the increased sales of the variable annuity and the variable life product through Golden American during the third quarter. General expenses increased $3,389,000, or 32.9%, to $13,676,000 in the third quarter and $5,077,000, or
16.4%, to $36,129,000 in the first nine months of 1996. The increase in general expenses includes expenses of Golden American of $1,517,000 in the third quarter and nine months ended September 30, 1996. Excluding Golden American, general expenses increased $1,872,000 or 18.2% during the third quarter. Insurance taxes decreased $663,000, or 24.8%, to $2,007,000 in the third quarter and $1,614,000, or 20.9%, to $6,110,000 in the first nine months of 1996. Decreases in commissions during the nine months ended September 30, 1996 are directly related to lower fixed annuity sales during this period. The decrease in insurance taxes resulted from refunds as a result of finalizing the company's state premium tax returns in the second quarter and the elimination of premium taxes on annuity premiums in Pennsylvania. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors.
(1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings.
(3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and experienced, higher surrenders related to this block of business. The impact of the higher withdrawal levels on this block of business was reflected primarily in the 1994 financial statements and to a smaller degree in 1995. At September 30, 1996, all policies originally issued from 1988 through September 1991, with a 5 year interest guarantee represent approximately 1.2% ($81.8 million) of the company's fixed annuity liabilities (this information is exclusive of Golden American data).

The company currently has two fixed annuity products available for sale through stockbrokers. The pricing assumptions have been modified on these products to reflect higher withdrawal expectations. Prior to second quarter of 1995, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. The variable products sold through Golden American are primarily distributed by stockbrokers. The company plans to continue to expand its distribution channels to include stockbrokers, banks, and other financial institutions in addition to its current brokerage and career agency distribution.

The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and the nine months ended September 30, 1996 and 1995. The information presented below is exclusive of Golden American which would have an immaterial effect on the information presented.





                                   Three Months Ended     Nine Months Ended
                                      September 30          September 30
                                   ------------------     -----------------
                                     1996        1995     1996        1995
                                     ----        ----     ----        ----
Annuity withdrawals                  9.0%        7.1%      8.6%        8.2%

Annuity withdrawals, excluding
  withdrawals of policies for which
  the five year interest guarantee
  and five year surrender charge     9.0%        6.9%      8.5%        7.3%
  have expired

Life insurance lapse rates           7.8%        9.0%      7.5%        8.3%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs increased by $3,513,000, or 19.8%, in the third quarter and $10,445,000, or 21.3%, in the first nine months of 1996. Golden American had amortization of deferred policy acquisition costs of $176,000 in the third quarter and nine months ended September 30, 1996. Amortization of deferred acquisition costs related to operating earnings increased $3,062,000, or 17.9%, in the third quarter and $7,574,000, or 16.1%, in the first nine months of 1996. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains increased $451,000, or 67.1%, in the third quarter and $2,871,000, or 143.0%, in the first nine months of 1996 due to the increase in total realized gains.


















A breakdown of the amortization of deferred policy acquisition costs for the three and nine months ended September 30, 1996 and 1995 is as follows:

                                     Three Months Ended    Nine Months Ended
                                     ------------------    ------------------
                                       1996      1995         1996      1995
                                       ----      ----         ----      ----
                                               (Dollars in thousands)
Amortization related to:
  Operating income                   $20,164   $17,102     $54,606   $47,032
  Realized gains                       1,123       672       4,879     2,008
                                     --------  --------    --------  --------
Total                                $21,287   $17,774     $59,485   $49,040
                                     ========  ========    ========  ========

Income
------

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, net of related income taxes) increased $3,335,000, or 12.9%, in the third quarter and $11,243,000, or 15.2%, in the first nine months of 1996. Net income increased $4,855,000, or 18.1%, in the third quarter and $16,418,000 or 21.3%, in the first nine months of 1996. A breakdown of income is as follows:

                                             1996                  1995
                                    ------------------------------------------
Three months ended September 30         $      Per Share      $      Per Share
------------------------------------------------------------------------------
                                               (Dollars in thousands,
                                               except per share data)
Operating income                     $29,103      $0.91    $25,768      $0.81
Realized gains (net of tax):
  Gains realized on disposal
    of investments                     2,932       0.09        724       0.02
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                     390       0.02        785       0.03
  Realized gains related
    amortization of DPAC                (730)     (0.03)      (437)     (0.01)
                                    ------------------------------------------
                                       2,592       0.08      1,072       0.04
                                    ------------------------------------------
Net income                           $31,695      $0.99    $26,840      $0.85
                                    ==========================================








                                             1996                  1995
                                    ------------------------------------------
Nine months ended September 30          $      Per Share      $      Per Share
------------------------------------------------------------------------------
                                               (Dollars in thousands,
                                               except per share data)
Operating income                     $85,383      $2.68    $74,140      $2.34
Realized gains (net of tax):
  Gains realized on disposal
    of investments                    10,288       0.32      1,961       0.06
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                   1,172       0.04      2,458       0.08
  Realized gains related
    amortization of DPAC              (3,171)     (0.10)    (1,305)     (0.04)
                                    ------------------------------------------
                                       8,289       0.26      3,114       0.10
                                    ------------------------------------------
Net income                           $93,672      $2.94    $77,254      $2.44
                                    ==========================================

The acquisition of Golden American is currently expected to dilute 1997 operating earnings per share by 6 to 10 cents per share. In the third quarter of 1996 the acquisition diluted earnings by 3 cents per share. Subsequent to 1997, however, the acquisition is expected to have a positive impact on earnings per share as opportunities are available to market fixed products through Golden American's distribution channels, expand the distribution of variable products and achieve expense efficiencies. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Average shares outstanding totaled 31,935,891 in the third quarter and 31,880,469 in the first nine months of 1996 up from 31,731,063 and 31,690,934 in the same periods of 1995.

FINANCIAL CONDITION

Investments
-----------
The financial statement carrying value of the company's total investments grew 5.1% in the first nine months of 1996. The amortized cost basis of the company's total investment portfolio grew 10.4% during the same period. Effective December 1, 1995, all of the company's investments, other than mortgage loans and real estate, are carried at market value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.





To support the company's annuities and life insurance products, cash flow was invested primarily in fixed income investments. At September 30, 1996, the company's investment portfolio was comprised of the following:

                                                    Estimated         Yield at
                                 Amortized   % of     Market    % of  Amortized
                                    Cost     Total    Value     Total   Cost
                                _______________________________________________
                                            (Dollars in thousands)
Investment cash and short-term
 investments                        $54,043    0.6%    $54,043    0.6%     4.7%
Governments and agency mortgage-
 backed securities                  375,049    4.2     383,943    4.2      8.1
Conventional mortgage-backed
 securities                       2,285,357   25.4   2,247,420   24.8      7.9
Investment grade corporate
 securities                       3,891,694   43.2   3,983,689   44.0      8.2
Below-investment grade corporate
 securities                         688,700    7.6     671,958    7.4      9.1
Mortgage loans                    1,652,141   18.3   1,651,190   18.2      8.3
                                _______________________________________________
  Total cash and fixed income
    investments                   8,946,984   99.3   8,992,243   99.2      8.2
Equity securities                    51,461    0.6      63,690    0.7      7.5
Real estate                           8,929    0.1       8,929    0.1      3.4
                                _______________________________________________
  Total investments              $9,007,374  100.0% $9,064,862  100.0%     8.2%
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








At September 30, 1996, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") and Moody's Investors Service ("Moody's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                 Amortized      % of      Estimated      % of
                                    Cost        Total    Market Value    Total
                                ____________   _______   ____________   _______
                                               (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,625,409      36.3%    $2,596,465      35.6%
 AA+ to AA-                         389,224       5.4        395,014       5.4
 A+ to A-                         2,044,838      28.2      2,106,224      28.9
 BBB+ to BBB-                     1,382,950      19.1      1,404,979      19.3
 BB+ to BB-                         574,223       7.9        565,442       7.8
 B+ to B-                           123,824       1.7        118,687       1.6
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 37,803       0.5         38,540       0.5
 Rated 2 (BBB+ to BBB-)              19,424       0.3         19,817       0.3
 Rated 3 (BB+ to BB-)                42,485       0.6         41,451       0.6
 Redeemable preferred stock             620       0.0            391       0.0
                                ____________   _______   ____________   _______
TOTAL FIXED MATURITIES           $7,240,800     100.0%    $7,287,010     100.0%
                                ============   =======   ============   =======

                                 Amortized      % of      Estimated      % of
                                    Cost        Total    Market Value    Total
                                ____________   _______   ____________   _______
                                               (Dollars in thousands)
RATINGS ASSIGNED BY MOODY'S:
 U.S. governments, agencies
  & Aaa Corporates               $2,463,754      34.0%    $2,440,435      33.5%
 Aa1 to Aa3                         463,530       6.4        459,387       6.3
 A1 to A3                         2,373,417      32.8      2,438,291      33.5
 Baa1 to Baa3                     1,100,771      15.2      1,121,940      15.4
 Ba1 to Ba3                         635,922       8.8        630,322       8.6
 B1 to B3                           109,442       1.5        103,228       1.4
Issues not rated by Moody's
 (by NAIC rating):
 Rated 1 (Aaa to A3)                 34,952       0.5         35,483       0.5
 Rated 2 (Baa1 to Baa3)              23,546       0.3         23,977       0.3
 Rated 3 (Ba1 to Ba3)                34,846       0.5         33,556       0.5
 Redeemable preferred stock             620       0.0            391       0.0
                                ____________   _______   ____________   _______
TOTAL FIXED MATURITIES           $7,240,800     100.0%    $7,287,010     100.0%
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

On September 30, 1996, fixed income securities with an amortized cost of $7,240,800,000 and an estimated market value of $7,287,010,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholders' equity by $18,725,000, or $0.59 per share at September 30, 1996 compared to an increase of $208,932,000, or $6.58 per share at December 31, 1995.

Net unrealized appreciation of fixed maturity investments of $46,210,000 was comprised of gross appreciation of $202,354,000 and gross depreciation of $156,144,000.

The percentage of the company's portfolio invested in below investment grade securities has increased during the first nine months of 1996. At September 30, 1996 the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 94 issuers totaling $688,700,000, or 7.6% of the company's investment portfolio compared to 92 issuers totaling $574,284,000, or 7.0%, at December 31, 1995. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At September 30, 1996, the yield at amortized cost on the company's below investment grade portfolio was 9.1% compared to 8.2% for the company's investment grade corporate bond portfolio. The company estimates that the market value of its below investment grade portfolio was $671,958,000, or 97.6% of amortized cost value, at September 30, 1996.

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

During the first nine months of 1995, the company identified two below investment grade securities as having impairments in value that were other than temporary. As a result of those determinations, the company recognized pre-tax losses of $5,802,000 to reduce the amortized cost basis of these two securities to their estimated fair value. These securities were subsequently sold resulting in realized gains totaling $1,200,000. No securities were deemed to have an impairment in value that was other than temporary in 1996.

During the first nine months of 1996, fixed maturity securities designated as available for sale with a combined amortized cost value of $236,058,000 were called or repaid by their issuers generating net realized gains totaling $10,295,000. In total, pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $13,290,000 in the first nine months of 1996.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.2% at September 30, 1996 compared to 8.3% at December 31, 1995.
Mortgage loans make up approximately 18.2% of the company's investment portfolio carrying value. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and has continued to increase the lending activity. Mortgages outstanding increased to $1,652,140,000 from $1,169,456,000 during the first nine months of 1996. The company's mortgage loan portfolio includes 549 loans with an average size of $3,009,000, and average seasoning of 3.7 years if weighted by the number of loans, and 1.8 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1996, the yield on the company's mortgage loan portfolio was 8.3%.

Distribution of these loans by type of collateral is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Collateral Breakdown
------------------------------
  Multi-family residential        95      $331,959       20.1%
  Industrial                     207       486,902       29.5
  Office buildings               105       356,822       21.6
  Retail                         131       452,758       27.4
  Farm                             4           125         --
  Other                            7        23,574        1.4
                               ______  ____________  _________
TOTAL                            549    $1,652,140      100.0%
                               ======  ============  =========

Distribution of these loans by geographic location is as follows:

                                                       % of
                                # of     Carrying    Mortgage
                               Loans      Value      Portfolio
                               _______________________________
                                     (Dollars in thousands)
Geographic Breakdown
------------------------------
  New England                      4       $18,557        1.1%
  Middle Atlantic                 72       251,604       15.2
  South Atlantic                  82       273,461       16.6
  East North Central             111       356,882       21.6
  West North Central              68       213,107       12.9
  East South Central              19        67,683        4.1
  West South Central              34        92,347        5.6
  Mountain                        38       109,963        6.7
  Pacific                        121       268,536       16.2
                               ______  ____________  _________
TOTAL                            549    $1,652,140      100.0%
                               ======  ============  =========

At September 30, 1996, one mortgage loan with a carrying value of $44,000 was delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 99.8% of the principal amount of problem mortgages that have been resolved in the last three years.

At September 30, 1996, the company owned real estate totaling $8,929,000, including properties acquired through foreclosure valued at $5,625,000.

None of the company's investments were in default at September 30, 1996. The company estimates its total investment portfolio, excluding policy loans, had a market value equal to 100.6% of amortized cost value at September 30, 1996.

Financial Instruments
---------------------
During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased instruments, all during the second quarter, with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions all of which were outstanding at September 30, 1996. The company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing. The instruments do not require any additional payments by the company.

The agreements for these instruments entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5%). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by taking the excess of the current applicable rate over the specified fixed rate, and multiplying this excess by the notional amount of the caps. Payments on cash settled put swaptions are also calculated based upon the excess of the current applicable rate over the specified fixed rate multiplied by the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the discount rate defined in the agreement. Any payments received from the counterparties will be recorded as an adjustment to interest credited.

















The following table summarizes the contractual maturities of notional amounts by type of instrument at September 30, 1996:

                    1998       1999      2000      2001       2002       Total
                 ________________________________________________________________
                                            (Dollars in thousands)

Interest rate
  caps                                           $400,000   $200,000    $600,000
Cash settled
  put swaptions   $100,000   $400,000  $400,000   350,000     50,000   1,300,000
                 ________________________________________________________________
Total notional
  amount          $100,000   $400,000  $400,000  $750,000   $250,000  $1,900,000
                 ================================================================

Premiums paid to enter into these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $1,230,000 in the third quarter of 1996, and $1,851,000 in the nine months ended September 30, 1996. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.

Any unrealized gain or loss on the instruments is off-balance sheet and therefore, is not reflected in the financial statements. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated market value on these instruments as of September 30, 1996:

                                             Gross        Gross     Estimated
                               Amortized   Unrealized  Unrealized     Market
September 30, 1996               Cost        Gains       Losses       Value
_______________________________________________________________________________
                                            (Dollars in thousands)
Interest rate caps                $5,437          $15       ($519)      $4,933
Cash settled put swaptions        13,834          574        (916)      13,492
                              _________________________________________________
Total                            $19,271         $589     ($1,435)     $18,425
                              =================================================

The decline in market value from amortized cost reflects changes in interest rates and market conditions since time of purchase.



The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium (remaining amortized cost) paid to enter into the instrument because no additional payments are required by the company on these instruments after the initial premium. Counterparty non-performance would result in an economic loss if interest rates exceeded the specified fixed rate. Economic losses would be measured by the net replacement cost, or estimated market value, for such instruments. The estimated market value is the average of quotes obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and by limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of September 30, 1996, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (market value) of the company's instruments was as follows:

September 30, 1996                    Net Replacement Value
______________________________________________________________________________
                            Interest          Cash Settled
                              Rate                Put
                              Caps             Swaptions             Total
                          ____________________________________________________
                                      (Dollars in thousands)
Counterparties
  credit quality:
   AAA                         $3,301              $7,100             $10,401
   A+                           1,632               6,392               8,024
                          ____________________________________________________
Total                          $4,933             $13,492             $18,425
                          ====================================================

Other assets
------------

Accrued investment income increased $7,363,000 primarily due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $190,529,000 over year-end 1995 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $58,432,000 as the deferral of current period costs (primarily commissions) totaled $117,917,000. Amortization of costs deferred totaled $59,485,000.


Present value of in force acquired (PVIF) was established as a result of the recent acquisition of life insurance business inforce on Golden American. At September 30, 1996, PVIF was $84,881,000 and amortization totaled $915,000 for the period from August 14, 1996, to September 30, 1996.

At September 30, 1996, the company had $1,502,646,000 of separate account assets compared to $171,881,000 at December 31, 1995. The increase in separate account assets is due to the acquisition of Golden American and growth in Equitable Life's variable annuity product. Golden American had separate account assets of $1,151,614,000 at September 30, 1996. At September 30, 1996, the company had total assets of $11,934,057,000, an increase of 22.0% over total assets at December 31, 1995.

Liabilities
-----------

In conjunction with the volume of annuity and insurance sales, the acquisition of Golden American and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $841,064,000, or 10.2%, during the first nine months of 1996 and totaled $9,082,974,000 at September 30, 1996. Reserves for the company's fixed annuity policies increased $624,231,000, or 8.9%, during this period and totaled $7,651,486,000 at September 30, 1996. Life insurance reserves increased $56,498,000, or 4.8%, during the first nine months of 1996 and totaled $1,245,188,000 at September 30, 1996.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently typically range from five years to the term of the policy, with 85% of such policies being issued on Equitable Life and USG with a surrender charge period of seven years or more during the first nine months of 1996. The initial surrender charge on Equitable Life and USG annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.

The following table summarizes the company's non-par deferred annuity liabilities and sales for the nine months ended September 30, 1996 by surrender charge range category (this information is exclusive of Golden American). Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                            Deferred               Deferred
                            Annuity      % of      Annuity      % of
Surrender Charge %           Sales       Total   Liabilities    Total
______________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                                 $682,141      9.7%
1 to 4 percent                                       858,639     12.2
5 to 6 percent                $45,897      5.8%    1,102,652     15.7
7 to 9 percent                650,682     81.9     3,132,426     44.5
10 percent and greater         97,425     12.3     1,254,941     17.9
                          ____________________________________________
                             $794,004    100.0%   $7,030,799    100.0%
                          ============================================


Deferred income taxes decreased $95,944,000 to $18,971,000 from December 31, 1995 of which $98,861,000 of the decrease relates to the decrease in the level of unrealized gains on fixed maturity securities. Total consolidated debt increased $17,300,000 during the first nine months of 1996 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $75,400,000 at September 30, 1996. At September 30, 1996 none of the commercial paper was issued for investment smoothing purposes. The company's commercial paper levels will fluctuate throughout the year as the amounts outstanding for investment smoothing purposes changes. Other liabilities increased $32,690,000 from year-end 1995 levels primarily due to an increase in draft accounts payable, mortgage trust funds, and transfer and suspense accounts, partially offset by decreases in reinsurance payables.

Separate account liabilities increased $1,330,765,000 to $1,502,646,000 from December 31, 1995 due to the acquisition of Golden American and growth in Equitable Life's variable annuity product. At September 30, 1996, the company had total liabilities of $11,012,142,000 compared to $8,886,484,000 at December 31, 1995, a 23.9% increase.

Preferred Securities
--------------------

On July 23, 1996, Equitable of Iowa Companies Capital Trust, a consolidated, wholly-owned subsidiary of the company, issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below). The net proceeds of this offering were used to fund, in part, the acquisition of BT Variable, Inc.

Equity
------

At September 30, 1996, stockholders' equity was $796,915,000, or $24.93 per share, compared to $893,932,000 or $28.14 per common share at year end 1995. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $18,725,000, or $0.59 per share, after adjustments to deferred acquisition costs and deferred income taxes, at September 30, 1996 compared to an increase of $208,932,000 or $6.58 per share at December 31, 1995. The ratio of consolidated debt to total capital was 16.0% (16.3% excluding SFAS No. 115) at September 30, 1996, compared to 15.0% (18.8% excluding SFAS No. 115) at year-end 1995. The issuance of the preferred securities, discussed below, increased the company's total capital resulting in a lower ratio when the effects of SFAS No. 115 are excluded. At September 30, 1996, there were 31,967,625 common shares outstanding compared to 31,769,490 shares at December 31, 1995.

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

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's home office operations. The company anticipates an additional $3,000,000 to $4,000,000 for fixed assets will be spent in 1997 for the new location.
In addition, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by increasing spending by approximately an additional $3,000,000 to $6,000,000 over the next 3 to 5 years on capital needs, primarily for information technology, as compared to the approximately $3,400,000 spent in 1995. These amounts will be capitalized and amortized over their useful life. No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing purposes and to provide short-term liquidity. At September 30, 1996 the company had $75,400,000 in commercial paper notes outstanding, an increase of $17,300,000 from December 31, 1995. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co., and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000, and extend its term to May 10, 2001. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus
(3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At September 30, 1996, $129,342,000 of retained earnings were free of restrictions and could be distributed to the companies public stockholders.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. The ability of the company's insurance subsidiaries to pay dividends and other distributions to the company is regulated by state law. Iowa law provides that an insurance company may pay dividends, without prior approval of the Commissioner of Insurance if, together with all dividends or distributions made during the preceding twelve month period, the dividends would not exceed the greater of
(a) 10% of the insurer's statutory surplus as of the December 31st next preceding; or (b) the statutory net gain from operations for the twelve month period ending as of the next preceding December 31st. In addition, the law provides that the insurer may only make dividend payments to its shareholders from its earned surplus (i.e., its surplus as regards policyholders less paid-in and contributed surplus). Equitable Life could pay dividends to the company without prior approval of the Iowa Commissioner of Insurance of approximately $61,758,000 during the remainder of 1996. On August 12, 1996, Equitable Life paid dividends of $24,000,000 to provide additional funding for the acquisition. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

Pursuant to this shelf registration, on July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of September 30, 1996, 5,000,000 shares of Preferred Securities were outstanding.

Equitable has obligations under the Debt Securities, the Preferred Securities Guarantee Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust's obligations under the Preferred Securities.

Net proceeds of approximately $120,300,000 from the issuance of $125,000,000 of Preferred Securities were used to fund, in part, the acquisition of BT Variable, a New York Corporation who owns all the outstanding capital stock of Golden American Life Insurance Company and Directed Services, Inc.

As discussed above, on August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by the Trust, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the name BT Variable, Inc. was changed to EIC Variable, Inc. ("EIC Variable").

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

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the NAIC. The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The company does not presently anticipate any material adverse change in its business as a result of these changes.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than the end of 1997. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

The NAIC adopted Guideline XXXIII in 1995 which requires the company to increase annuity reserves in its statutory financial statements by approximately $24,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase-in. The 1995 statutory statements included an increase in annuity reserves of approximately $8,100,000 pursuant to the requirements of the guideline. The quarterly statutory financial statements include an increase in annuity reserves of approximately $4,328,000 pursuant to the requirements of the guideline for the nine months ended September 30, 1996. The guideline has no effect on financial statements prepared in accordance with GAAP.

There has been increased scrutiny by insurance regulators and the insurance industry itself of insurance sales and marketing activities. New rules for life insurance illustrations have been adopted as a model regulation by the NAIC. Many states have adopted the regulation effective January 1, 1997, and an NAIC committee has begun to work on the issue of annuity illustrations. The company has conducted a thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

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

RECENT DEVELOPMENTS

As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the United States District Court for the Middle District of Florida, Tampa Division, in February, 1996 and in the Court of Common Pleas of Allegheny County, Pennsylvania in June 1996. The suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit. The suits are in the discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the company's financial statements. The company had also been a party to a similar previously reported class action lawsuit filed in Iowa which has now been dismissed.

As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association regarding the payment of certain commissions. The matter was submitted to arbitration and the determination of the arbitration panel was that the company must pay, over time, commissions in amounts that are not material.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse rate of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Other factors affecting the performance of the company, including, but not limited to, stock market performance, litigation, insurance industry insolvencies, investment performance of the underlying portfolios of the variable annuity products, variable annuity product design and sales volume by significant sellers of the company's variable annuity products.














                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      As previously reported, the company and certain of its subsidiaries are defendants in class action lawsuits filed in the United States District Court for the Middle District of Florida, Tampa Division, in February, 1996 and in the Court of Common Pleas of Allegheny County, Pennsylvania in June 1996. The suits claim unspecified damages as a result of alleged improper life insurance sales practices. The company believes the allegations are without merit. The suits are in the discovery and procedural stages and have not yet been certified as class actions. The company intends to defend the suits vigorously. The amount of any liability which may arise as a result of these suits, if any, cannot be reasonably estimated and no provision for loss has been made in the company's financial statements. The company had been a party to a similar previously reported class action lawsuit filed in Iowa which has now been dismissed.

      As previously reported, on December 15, 1995, USG received a Notice of Intention to Arbitrate a dispute with one of its insurance brokerage agencies before the American Arbitration Association regarding the payment of certain commissions. The matter was submitted to arbitration and the determination of the arbitration panel was that the company must pay, over time, commissions in amounts that are not material.

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

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

              (i) The Company's report on Form 8-K filed on July 3, 1996, containing the Underwriting Agreement for Preferred Securities and Pro Forma Condensed Consolidated Financial Statements (Unaudited) for Equitable of Iowa Companies and BT Variable, Inc.
             (ii) The Company's report on Form 8-K filed July 15, 1996, providing a legal update on Item 5: Other Events.
            (iii) The Company's report on Form 8-K filed August 28, 1996, containing the Stock Purchase Agreement, Consolidated Financial Statements for BT Variable, Inc. and subsidiaries, and Pro Forma Condensed Consolidated Financial Statements (Unaudited) for Equitable of Iowa Companies and BT Variable, Inc.






                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 12, 1996              EQUITABLE OF IOWA COMPANIES





                                        By/s/ Paul E. Larson
                                        ________________________________________
                                        Executive Vice President and CFO
                                        (Principal Financial Officer)



                                        By/s/ David A. Terwilliger
                                        ________________________________________
                                        Vice President and Controller
                                        (Principal Accounting Officer)


































                                  INDEX

                          Exhibits to Form 10-Q
                     Nine Months ended September 30, 1996
                       EQUITABLE OF IOWA COMPANIES

2    Plan of Acquisition
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in Form 8-K filed August 28, 1996)

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

                                  INDEX

                          Exhibits to Form 10-Q
                     Nine Months ended September 30, 1996
                         EQUITABLE OF IOWA COMPANIES

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

10   Material Contracts
     (a)     Executive compensation plans and arrangements *

        (i)  Restated Executive Severance Pay Plan filed as Exhibit
             10(a)(i) to Form 10-Q for the quarter ended September 30, 1996.

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





                                  INDEX

                          Exhibits to Form 10-Q
                     Nine Months ended September 30, 1996
                         EQUITABLE OF IOWA COMPANIES

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