Form 10-K
period 1996-12-31
EQUITABLE OF IOWA COMPANIES
filed 1997-03-07
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

For the fiscal year ended December 31, 1996

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

The aggregate market value of voting stock (Common Stock) held by nonaffiliates of the registrant as of February 28, 1997, was $1,700,746,672.

As of February 28, 1997, 32,014,055 shares of Common Stock are issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in registrant's proxy statement for the annual meeting of shareholders to be held April 24, 1997, is incorporated by reference into Part III hereof.

PART I

ITEM 1. Business

Overview

Equitable of Iowa Companies ("company"), a Des Moines, Iowa based insurance holding company organized in 1977, is a provider of individual annuity and life insurance products, targeting individuals and families throughout the United States. Through its insurance subsidiaries, Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG"), the company offers its products in 49 states and the District of Columbia. First Golden American Life Insurance Company of New York ("First Golden"), a wholly-owned subsidiary of Golden American, was incorporated on May 24, 1996 and was capitalized in December 1996. First Golden's primary purpose will be to offer insurance products in the State of New York, which is the only state where the company's insurance subsidiaries are not currently licensed. On January 2, 1997, First Golden became licensed as a life insurance company in the State of New York and is currently pursuing regulatory product approvals. Equitable Life was founded in 1867 and is the oldest life insurance company west of the Mississippi River. The company began actively marketing annuity products in 1988, principally through USG, which was acquired by the company in 1988 as a shell organization. Golden American, which offers variable insurance products, was acquired by the company on August 13, 1996. Both Equitable Life and USG are rated "A+" (Superior) and Golden American is rated "A" (Excellent) by A.M. Best. A.M. Best's ratings are directed toward the protection of policyholders, not investors.

The company has had significant growth in assets over the past few years, primarily as a result of increased demand for its annuity products and more recently, the acquisition discussed above. The company's total assets grew 29%, 23% and 24% in 1996, 1995 and 1994, respectively. Industry-wide asset growth averaged 10% in 1995 and 7% in 1994, based on information compiled by A.M. Best Co. Inc. The company's total assets at December 31, 1996 were $12.6 billion, compared to $9.8 billion at December 31, 1995. Excluding the impact of Statement of Financial Accounting Standards ("SFAS") No. 115, the asset growth rates were 32%, 18% and 24% in 1996, 1995 and 1994, respectively. The company achieved its growth in assets while generating spreads and an overall level of profitability that met its objectives.

Strategy

The company's continuing strategy to achieve its growth and profit goals is to:

      - offer a wide portfolio of retirement savings products designed to appeal to a broad range of customers in the fast-growing retirement savings market, and provide sales and profit stability under various market conditions;

      - expand and diversify distribution channels for the company's products and tailor these products to meet specific distributor, as well as consumer needs;

      - provide superior, efficient, cost-effective service to its policyholders and agents, brokers and other distributors;

      - actively seek out growth opportunities, including internal growth as well as acquisitions;

      - maintain high quality ratings;

      - issue competitive products with protection from early policy termination; and

      - maintain high quality investments having cash flows consistent with the characteristics of the company's policy liabilities.

The company believes that, because of its diversified portfolio of annuity and life insurance products and distribution channels, it is well-positioned to take advantage of certain demographic and socio-economic trends expected to increase demand for these types of products. These trends include: an aging U.S. population that is increasingly concerned about retirement and estate planning, as well as maintaining their standard of living in retirement; potential reductions in government and employer-provided benefits at retirement as well as lower public confidence in the adequacy of those benefits; and rising health care costs.

The company also believes its financial strength and ratings are important in attracting customers, and give it a competitive advantage over competitors in the annuity marketplace. The company intends to manage its business to preserve its superior financial strength and its current insurance ratings.

The company continues to seek acquisition opportunities. The company is active in identifying and analyzing transactions that would complement its core business, provide economies of scale, broaden access to more consumers or enhance its recently expanded distribution channels.

The company structures its products to contractually protect itself from early policy termination. The majority of the company's life insurance products currently sold incorporate a charge for early withdrawal of the cash value of the policy. In addition, deferred annuity policies sold by the company include surrender charges, most of which generally decline over time and apply only during a stated period. Many of the company's annuity products contain a "market value adjustment" feature which features a higher surrender charge as interest rates increase and a lower surrender charge as interest rates decrease.

The company's investment strategy emphasizes current income and high credit quality. The persistency of the company's products enables it to invest in longer maturity investments. Longer maturities typically have provided higher yields than shorter maturities. These higher yields, together with the overall quality of the investment portfolio, allow the company to maintain competitive crediting rates on its interest-sensitive products.

Products

The company offers, through its insurance subsidiaries, a portfolio of annuity and life insurance products designed to meet the needs of its customers for supplemental retirement income, estate planning and protection from unexpected death. For all products, the target market is individuals and families throughout the United States. The company requires that each of its products be priced to earn an adequate margin between the return to the policyholder and the return earned by the company on its investments.

Fixed Annuities: Fixed annuities are long-term savings vehicles particularly attractive to customers over the age of 50 who are planning for retirement and seeking secure, tax-deferred savings products. The individual annuity business is a growing segment of the savings and retirement market. Annuity products currently enjoy an advantage over certain other retirement savings products, because the payment of federal income taxes on interest credited on annuity policies is deferred during the accumulation period.

The company offers a variety of fixed annuity products. Single premium deferred annuities ("SPDAs"), in general, are savings vehicles in which the policyholder, or annuitant, makes a single premium payment to an insurance company. The insurance company credits the account of the annuitant with earnings at an interest rate (the "crediting rate"), which is declared by the insurance company from time to time and may exceed but may not be lower than any contractually guaranteed minimum crediting rate. All of the company's fixed annuities have a minimum guaranteed crediting rate. In late 1995, the company introduced the multi-year guarantee series ("MYGA"), a SPDA product. The MYGA product is an alternative to certificates of deposit and features guaranteed and fixed values. This product allows the customer to pick any one of six different interest rate guarantee periods which makes it attractive to the interest rate sensitive customer. Flexible premium deferred annuities ("FPDAs") are deferred annuities in which the policyholder may elect to make more than one premium payment.

The company had 276,000 deferred fixed annuity policies in force at December 31, 1996, with an average account balance of $26,100.

At least once each month the company establishes an interest crediting rate for its new annuity policies. In determining the company's interest crediting rate on new policies, management considers the competitive position of the company, prevailing market rates and the profitability of the annuity product. The company maintains the initial crediting rate for a minimum period of one year. Thereafter, the company may adjust the crediting rate not more frequently than once a year (except for the MYGA product series where rates are fixed for the term selected). In establishing renewal crediting rates, the company primarily considers the anticipated yield on its investment portfolio. Interest rates credited on the company's in force fixed annuity policies ranged from 3.0% to 11.0% at December 31, 1996. All of the company's fixed annuity products have minimum guaranteed crediting rates ranging from 3.0% to 4.5% for the life of the policy. At December 31, 1996, 5% of the company's in force fixed annuity policies had rates credited for a multi-year period.

Certain of the company's annuity policies have a bonus crediting rate for the first year of the policy, which typically exceeds the annual base crediting rate by 1.0% to 2.0%. The bonus and the base crediting rates are disclosed to the policyholders. The expected renewal crediting rate on such policies is lower than the expected rate on the company's comparable products that do not have a bonus feature.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for lost investment opportunities and costs if policies are withdrawn early. Under the terms of the company's policies, the policyholder is permitted to withdraw all or part of the premium paid plus the amount credited to their account, less a surrender charge for withdrawals. Certain of the company's deferred annuity contracts provide for penalty-free partial withdrawals, typically up to 10% of the accumulation value annually. Current surrender charge periods on deferred annuity policies typically range from five years to the term of the policy, with 85% of such policies being issued with a surrender charge period of seven years or more during 1996. The average length of the surrender period on the company's deferred fixed annuity policies issued during 1996 was 8.9 years. The initial surrender charge on annuity policies generally ranges from 5% to 20% of the premium and decreases over the surrender charge period. At December 31, 1996, 90% of the company's deferred annuity liabilities were subject to a surrender charge, while 78% have a surrender charge of 5% or more.

In 1992, the company introduced a number of fixed annuity products with a Market Value Adjustment ("MVA") feature, in which a "market value adjustment" is applied to adjust the accumulation value (either up or down but not below the amount of the initial premium plus credited interest at a stated rate) during the surrender charge period. MVA policies accounted for 71% of the company's fixed deferred annuity sales during 1996 and 41% of fixed deferred annuity liabilities at December 31, 1996. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

The company also markets tax-qualified retirement annuities that meet the requirements of Section 403(b) of the Internal Revenue Code of 1986 ("TSAs") to employees of public schools and certain other tax-exempt organizations. Teachers and other school employees purchase TSAs through automatic payroll deductions. TSA products tend to be purchased by customers who are younger than purchasers of the company's other annuity products. Therefore, the company's specialty TSA products tend to incorporate features that are attractive to customers in this younger age bracket (early 40s to early 50s) who have a longer period to retirement, such as combining a higher crediting interest rate with a longer surrender charge period. The company believes that the market for TSAs is attractive because TSAs broaden its customer base and provide an ongoing source of renewal premiums. During 1996, the company derived 10% of its fixed deferred annuity premiums from TSAs and intends to continue to grow this percentage over time. In addition to TSAs, the company also sells other tax-qualified retirement annuities for individual retirement accounts and simplified employee pension plans. Total tax-qualified retirement fixed deferred annuity premiums totaled $472 million, or 41% of total 1996 fixed deferred annuity premiums.

In January 1997, the company introduced an equity-indexed annuity which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. This product appeals to customers desiring equity market potential but unwilling to give up fixed rate guarantees.

Variable Annuities: Variable annuities are long-term savings vehicles in which policyholder premiums (purchase payments) are recorded and maintained in a separate account established as a registered unit investment trust. The company offers three variable annuity products. Equi-Select and PrimElite were introduced by Equitable Life in October and December 1994, respectively. The acquisition of Golden American in 1996, which offers the GoldenSelect variable annuity product, has significantly increased the company's presence in the variable annuity market. Funds on deposit in Equitable Life's and Golden American's variable annuity separate and fixed accounts at December 31, 1996 totaled $352,022,000 and $1,449,224,000, respectively.

Each of these products contain two accounts, a separate account and a fixed account. The separate account invests in an underlying series of mutual funds as designated by the policyholder. The fixed account offers various fixed allocations which are credited with fixed rates of interest for the guarantee periods selected by the policyholder. Policyholders may choose among several available separate account fund options and transfer monies between the various options within each product on a tax-deferred basis. These funds are currently managed by the following 16 portfolio managers:
(1) Zweig Advisors Inc.; (2) T. Rowe Price Associates, Inc.; (3) Chancellor LGT Asset Management, Inc.; (4) Kayne, Anderson Investment Management, L.P.;
(5) Pilgrim Baxter & Associates, Ltd.; (6) E.I.I. Realty Securities, Inc.;
(7) Van Eck Associates Corporation; (8) Eagle Asset Management, Inc.; (9) Fred Alger Management, Inc.; (10) Bankers Trust Company; (11) Warburg, Pincus Counsellors, Inc.; (12) Equitable Investment Services, Inc.; (13) Massachusetts Financial Services Company; (14) Robertson, Stephens & Company Investment Management, L.P.; (15) Credit Suisse Asset Management Limited and
(16) Smith Barney Mutual Funds Management, Inc.

Investment risk is borne by the policyholder and the value of the policyholder's account depends upon the performance of the funds chosen by the policyholder. Variable annuities provide the company with fee-based revenues in the form of various charges and fees charged to the policyholder's account. Revenues include charges for mortality and expense risk, contract administration and surrender charges. In addition, some contracts issued prior to October 1995 provide for a distribution fee collected for a limited number of years after each premium deposit.

Life Insurance Products: The company offers a variety of interest sensitive, traditional and variable life insurance products.

Interest sensitive life insurance products, including universal life and fixed premium, current interest life, provide whole life insurance and adjustable rates of return related to current interest rates. Universal life policyholders may vary the frequency and size of their premium payments, although policy benefits may also fluctuate according to such payments.

Through Golden American, the company now offers two variable life products. Variable life products are fund-linked life products wherein the policyholder accepts the investment risk in exchange for the potential of a higher rate of return. Each of these products is funded by a separate account and, if available, a fixed account. The separate account invests in an underlying series of mutual funds as designated by the policyholder. Variable life insurance provides fee based revenues to the company from products charges for mortality and expense risk, cost of insurance, contract administration, surrender charges and distribution fees.

Traditional life insurance products include whole life and term life insurance. Whole life products incorporate a fixed premium schedule and combine guaranteed insurance protection with a savings feature. Whole life products cost more than comparable term life insurance coverage when the policyholder is younger, but less as the policyholder grows older. The policyholder may borrow against the accumulated cash value, with policy loans typically available at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy at any time and receive the accumulated cash value, less any applicable withdrawal charge, rather than continuing the insurance protection.

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

To discourage early policy withdrawals and partially compensate the company for lost investment opportunities and costs if policies are terminated, all of the company's interest-sensitive policies issued since 1986 have incorporated withdrawal charges or similar provisions. At December 31, 1996, 26% of the company's life insurance liabilities were subject to such charges.

Reserves: The reserves reflected in the company's Consolidated Financial Statements are calculated based on generally accepted accounting principles ("GAAP"). These reserves are based upon the company's best estimates of mortality, persistency, expenses and investment income, with appropriate provisions for adverse statistical deviation. Reserves for interest-sensitive products are established at full account value with no reduction for surrender penalties while the net level premium method is used for all non-interest-sensitive products. GAAP reserves differ from statutory reserves due to the use of different assumptions regarding mortality and interest rates and the introduction of lapse and expense assumptions into the GAAP reserve calculation. The company's reserves satisfy statutory requirements.

The following table sets forth certain consolidated information regarding the development of the company's general and separate account annuity and insurance business and related liabilities calculated on a GAAP basis for each of the five previous years. Premiums represent premiums and deposits received (as adjusted for due and uncollected premiums), and include premiums on fixed and variable annuities, interest sensitive life and variable life contracts as well as premiums on traditional products.

(Table following)


































                     PRODUCTS AND SOURCES OF BUSINESS
                          (Dollars in thousands)

As of and for the year
  ended December 31       1996         1995         1994        1993        1992
__________________________________________________________________________________
First year and single
 premiums:
 Fixed deferred
  annuities and
  deposit funds     $1,093,343   $1,273,330   $1,547,088  $1,079,413    $856,303
 Variable annuities    422,743       68,527        2,849          --          --
 Immediate
  annuities            102,415       73,790       36,839      25,526      16,013
 Universal life and
  fixed premium,
  current interest
  life                  34,157       37,594       22,666      15,749      12,733
 Traditional par
  and nonpar life          697          902        1,097       2,109         971
                   ____________ ____________ ____________ ___________ ___________
  Total first-year
   and single
   premiums         $1,653,355   $1,454,143   $1,610,539  $1,122,797    $886,020
                   ============ ============ ============ =========== ===========

Total premiums:
 Fixed deferred
  annuities and
  deposit funds     $1,155,357   $1,323,438   $1,580,926  $1,092,446    $868,944
 Variable annuities    425,688       68,540        2,849          --          --
 Immediate
  annuities            102,415       73,790       36,839      25,526      16,013
 Universal life and
  fixed premium,
  current interest
  life                  88,495       87,165       68,463      59,606      52,171
 Traditional par
  and nonpar life       39,566       41,838       44,227      46,152      42,016
                   ____________ ____________ ____________ ___________ ___________
  Total premiums    $1,811,521   $1,594,771   $1,733,304  $1,223,730    $979,144
                   ============ ============ ============ =========== ===========

New life insurance written
 (at face amount):
 Universal life and
  fixed premium,
  current interest
  life              $1,392,026   $1,604,615     $961,112    $785,653    $676,658
 Traditional par
  and nonpar life      306,885      333,122      456,270     630,923     721,369
                   ____________ ____________ ____________ ___________ ___________
  Total new life
   insurance
   written          $1,698,911   $1,937,737   $1,417,382  $1,416,576  $1,398,027
                   ============ ============ ============ =========== ===========

                   PRODUCTS AND SOURCES OF BUSINESS - CONTINUED
                             (Dollars in thousands)

As of and for the year
  ended December 31       1996         1995         1994        1993        1992
_______________________________ __________________________________________________
Life insurance in force
 (at face amount) 1:
 Universal life and
  fixed premium,
  current interest
  life              $8,410,711   $7,604,591   $6,522,156  $5,529,494  $4,983,320
 Traditional par
  and nonpar life    3,152,646    3,322,854    3,624,784   4,088,387   3,944,006
                   ____________ ____________ ____________ ___________ ___________
  Total life
   insurance
   in force        $11,563,357  $10,927,445  $10,146,940  $9,617,881  $8,927,326
                   ============ ============ ============ =========== ===========

Reserves:
 Fixed deferred
  annuities and
  deposit funds     $7,359,810   $6,664,849   $5,677,575  $4,353,805  $3,270,808
 Variable annuities  1,801,247       76,522        2,802          --          --
 Immediate annuities
  and supp
  contracts            517,353      362,406      216,609     150,943     112,612
 Universal life and
  fixed premium,
  current interest
  life                 547,375      470,580      410,143     363,470     320,040
 Traditional par and
  nonpar life          712,296      718,110      722,104     721,596     711,595
                   ____________ ____________ ____________ ___________ ___________
  Total reserves   $10,938,081   $8,292,467   $7,029,233  $5,589,814  $4,415,055
                   ============ ============ ============ =========== ===========

1 Before reduction for ceded reinsurance of:  1996 - $1,541,268; 1995 -
  $1,459,523; 1994 - $1,421,608; 1993 - $1,326,020 and 1992 - $1,242,003.

Sales are not concentrated in any geographical area, nor are assets and profitability separately attributed to geographical areas. The state from which the most annuity and life premiums were received during the last five years was California: 1996 - 15.3%; 1995 - 17.0%; 1994 - 20.9%; 1993 - 15.9%
and 1992 - 11.6%.

Premiums include Golden American Life Insurance Company since its acquisition on August 13, 1996.






Marketing and Distribution

The company expanded and diversified its marketing and distribution system during 1996. Broad-based distribution networks are key to realizing a growing share of the retirement savings marketplace. In addition to increasing the number of independent insurance agents, the company expanded its institutional marketing and distribution channel. In 1996, on a pro forma combined basis, independent and career insurance agents accounted for 62% of sales, broker/dealers accounted for 32% of sales, and banks or financial institutions accounted for 6% of sales.

The diversification of the company's marketing and distribution corresponds to the diversification of products sold. Insurance agents sell a majority of the company's fixed annuity and life insurance products, and many are also registered to sell the company's variable products as registered representatives of various broker/dealers. Broker/dealers account for the majority of variable annuity sales, and the company anticipates increased variable life insurance and fixed annuity sales through this distribution network. Banks sell both fixed and variable products, and accounted for approximately 9% of total fixed annuity sales in 1996.

Agent Marketing: Products are marketed through over 60,000 independent insurance agents and nearly 500 career insurance agents. Since 1992, the company has offered certain life insurance products through its independent insurance brokerage agents and certain annuity products through its career agents and other producers. The company currently offers a full range of products through both independent and career agents.

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

Institutional Marketing: The acquisition of Golden American provided access to thousands of registered representatives through agreements with national or regional stock and independent brokerage firms. Additionally, over 1,250 registered representatives are licensed through Locust Street Securities, Inc., the company's wholly owned broker/dealer. The company has 67 active agreements with banking institutions around the country.

The company, in expanding its institutional marketing and distribution network, relies primarily on its wholesaling teams. Members of wholesaling teams are company employees who call on and develop important relationships with national and regional stock brokerage firms, banking institutions, and financial planners. Relationships have been established with many regional brokerage firms and banks as well as with several national financial institutions, such as Smith Barney, Paine Webber and Primerica Financial Services. The company's intensified effort to maintain and build relationships with financial institutions are key to increasing sales and market share, especially in the variable product market, which has experienced the most growth in the retirement savings industry over the past several years.

Marketing Opportunities: In January 1997, the company received a certificate of authority to do business in New York by establishing First Golden American Life Insurance Company of New York, a subsidiary of Golden American. The New York marketing effort will begin with sales of variable products, which currently await regulatory approvals. In the future, the company also plans to seek authority to offer fixed annuities in New York. Entry into this market provides considerable growth opportunities for the company as New York accounts for approximately 10 percent of the total national annuity market.

Continued emphasis is placed on providing top-notch service to both distributors and consumers of retirement savings products. The company employs marketing personnel and customer service representatives who respond by telephone to questions from its marketing and distribution force regarding the company and its products. The company believes the service it provides to marketers and distributors helps establish a relationship between the company and its sales force, and that such interaction also provides marketing opportunities.

Ratings

A. M. Best, an independent insurance industry rating organization, assigns fifteen letter ratings to insurance companies. A. M. Best's ratings currently range from "A++" to "F" and some insurance companies are not rated. A. M. Best performs a quantitative and qualitative evaluation for each company it rates. The quantitative evaluation compares a company's performance to industry standards established by A. M. Best in three areas: profitability, leverage or capitalization, and liquidity. The qualitative evaluation examines nine factors for each company: spread of risk, quality and appropriateness of the reinsurance program, quality and diversification of assets, adequacy of policy or loss reserves, adequacy of surplus, capital structure, management's experience and objectives, market presence, and policyholders' confidence. A. M. Best also may review other qualitative factors. Publications of A. M. Best indicate that "A+" and "A++" ratings are assigned to those companies which, in A. M. Best's opinion, have demonstrated superior overall performance when compared to the standards established by A.
M. Best and generally have a very strong ability to meet their policyholder obligations over a long period of time. Publications of A. M. Best indicate that A ratings are assigned to those companies which have demonstrated excellent overall performance in compared to standards established by A. M. Best's and have a strong ability to meet their obligations to policyholders over a long period of time. A. M. Best's ratings are directed toward the protection of policyholders, not investors.

Equitable Life has received A. M. Best's quality rating of "A+" (Superior) (or comparable rating) since the ratings were established in 1905. USG has also received A. M. Best's rating of "A+" (Superior), which was based on the consolidated financial condition and operating performance of USG and its parent, Equitable Life. Golden American's A.M. Best rating was raised to "A" (Excellent) from "A-" (Excellent) following the August 13, 1996 acquisition, which was based on the overall benefit of combining the strengths of Golden American and the Equitable of Iowa group of insurers.

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

Investments

The company's investment philosophy emphasizes the careful underwriting of credit risk, identifying relative values within a range of investment choices, providing liquidity to meet operating needs and maximizing current income. As part of its objective of effective asset-liability management, the company conducts computer simulations which model its assets and liabilities under a wide variety of interest rate scenarios. Based on the results of these computer simulations, the company's investment portfolio has been structured to maintain a desired investment spread between the yield on portfolio assets and the rate credited on its reserves and to match the cash flows of the investments with the policy liabilities.

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

Regulation

The company's life insurance operations are conducted in a highly regulated environment. Each of the company's insurance subsidiaries is subject to the insurance laws of the state in which it is organized and of the other jurisdictions in which it transacts business. The primary regulators of the company's insurance operations are the Commissioner of Insurance for the State of Iowa for Equitable Life, the Commissioner of Insurance for the State of Oklahoma for USG and the Commissioner of Insurance for the State of Delaware for Golden American. Additionally, with the licensing of First Golden American Life Insurance Company of New York in January 1997, First Golden is now subject to regulation of the Superintendent of Insurance for the State of New York. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Insurance Industry Issues.

Other Operations

Equitable Investment Services, Inc. ("EISI"), a wholly owned subsidiary of the company, manages the company's $9.6 billion investment portfolio and serves as investment advisor to the Equi-Select Series Trust mutual fund portfolios underlying the company's variable annuity product. EISI also acts as a fund manager for several fund options related to Equi-Select and GoldenSelect variable products offered by the company. EISI is a registered investment advisor under the Investment Company Act of 1940.

Equitable of Iowa Securities Network, Inc. ("EISN"), a wholly owned subsidiary of the company, is a broker/dealer registered under the Securities Exchange Act of 1934. EISN serves as the principal distributor of the company's Equi-Select and PrimElite variable annuity products.

Locust Street Securities, Inc. ("LSSI"), a wholly owned subsidiary of the company, markets mutual funds, variable annuities, tax-exempt bond funds and investment oriented products of other companies primarily through Equitable Life career agents. Founded in 1968, LSSI also contracts with agents of other companies to be a wholesaler of broker/dealer products. LSSI has a distribution network of approximately 1,250 representatives in 48 states. LSSI is a broker/dealer registered under the Securities Exchange Act of 1934.

Directed Services, Inc. ("DSI"), a wholly owned subsidiary of the company's wholly owned subsidiary, EIC Variable, Inc., distributes variable insurance products issued by Golden American. DSI is also the investment manager of The GCG Trust and the separate accounts of Golden American. DSI is party to sales agreements with numerous organizations, two of which sell substantially all of the insurance products distributed by DSI. DSI is a broker/dealer registered under the Securities Exchange Act of 1934 and is also a registered investment adviser under the Investment Advisers Act of 1940.

Employees

At December 31, 1996, the company had 642 full-time and 34 part-time employees. The company provides its employees with a comprehensive range of benefit programs. The company believes that its employee relations are excellent.






















ITEM 2.  Properties

The company's business operations are performed in leased facilities located at 604 Locust Street, 699 Walnut Street, 700 Locust Street and 312 Eighth Street in Des Moines, Iowa and at 1001 Jefferson Street in Wilmington, Delaware. In addition, the company has leased a facility at 230 Park Avenue in New York to carry on business through First Golden American Life Insurance Company of New York, licensed in January 1997. All owned properties consist of real estate held for investment purposes or acquired through foreclosure. Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices, office furniture and equipment and capitalized computer software and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. The company believes that its present facilities are adequate for its current needs, but has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house its Des Moines based operations with occupancy to begin in the third quarter of 1997.

ITEM 3.  Legal Proceedings

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

The company's company-obligated, mandatorily-redeemable preferred securities of its subsidiary, Equitable of Iowa Companies Capital Trust are quoted on the New York Stock Exchange with a stock symbol of EIC PrT.

Quarterly Stock Quotations

The following table shows the range of high and low closing and quarter end closing sales prices per share of Common Stock of the company for the periods indicated as reported on the New York Stock Exchange.

                                                            Quarter
                             High           Low            End Close
                           _________________________________________
1995
_____
First Quarter              33-7/8         27-3/4           33-7/8
Second Quarter             37-3/8         32-5/8           32-7/8
Third Quarter              38-1/4         31-3/8           37
Fourth Quarter             37-1/4         31-7/8           32-1/8

1996
_____
First Quarter              39-7/8         33-1/4           35-3/4
Second Quarter             39             33               35-1/2
Third Quarter              41-1/2         34-1/2           41-1/2
Fourth Quarter             46             41-7/8           45-7/8

1997
_____
First Quarter (as
of February 21, 1997)      52-3/4         44-3/8           51-1/4


Number of Holders of Record

The number of holders of record of common stock was 919 at February 21, 1997.

Dividends

Cash dividends are paid quarterly, at an amount determined by the Board of Directors. The company's bank credit arrangements restrict the amount of dividends paid annually on its common stock. Also, insurance regulations restrict the amount of dividends that can be paid to the company by Equitable Life and Golden American. See Note 1 to the Consolidated Financial Statements and Item 7, Management's Discussion and Analysis - Liquidity and Capital Resources.

Dividends paid per share of common stock, were $0.585 in 1996 and $0.525 in 1995.

Transfer Agent and Registrar

Boatmen's Trust Company, 510 Locust, St. Louis, Missouri 63101.

ITEM 6.  Selected Financial Data

The following table sets forth a consolidated summary of selected financial data for the company and its subsidiaries (all significant intercompany accounts have been eliminated) for each of the last ten years. In this table the year ended December 31, 1987 has been restated to reflect the implementation of SFAS No. 97 in 1988. In addition, the years ended December 31, 1987 through 1991 have been restated to reflect the sale of Younkers, Inc. in 1992 and treatment of that entity as a discontinued operation. This summary should be read in conjunction with the related consolidated financial statements and notes thereto.

(Table following)










































                           SELECTED FINANCIAL DATA
                   (Dollars in thousands, except per share data)

As of and for the year
  ended December 31         1996        1995        1994        1993        1992
_________________________________________________________________________________
Consolidated results:
 Revenues               $868,675    $764,862    $651,660    $572,968    $458,374
 Operating income 1      114,901     100,747      88,212      68,911      49,309
 Income from continuing
  operations 2           123,161      84,890      98,284      87,156      57,260
 Net income 3            123,161      84,890      98,284      87,156      54,506

Per share data: 4
 Operating income 1        $3.60       $3.18       $2.79       $2.33       $1.72
 Income from continuing
  operations 2              3.86        2.68        3.11        2.95        1.99
 Net income 3               3.86        2.68        3.11        2.95        1.90

Consolidated financial
 position:
 Assets              $12,569,679  $9,772,846  $7,965,593  $6,431,435  $5,066,874
  Excluding SFAS
   No. 115 5          12,449,614   9,450,412   7,992,086   6,431,435   5,066,874
 Debt                    204,600     158,100      90,450      84,214      89,508
 Company-obligated,
  mandatorily-redeemable
  preferred
  securities             125,000          --          --          --          --
 Stockholders' equity    895,799     893,932     587,330     527,962     373,801
  Excluding SFAS
   No. 115 5             819,412     685,000     613,823     527,962     373,801

Common stock data: 4
 Dividends per share      $0.585      $0.525      $0.465      $0.405       $0.35
 Book value per share      28.00       28.14       18.54       16.76       12.89
  Excluding SFAS
   No. 115 5               25.62       21.56       19.38       16.76       12.89
 Price range         33.00-46.00 27.75-38.25 26.88-39.13 20.88-39.00  9.63-22.50
 Closing price             45.88       32.13       28.25       33.88       22.50
 Shares outstanding
  at year end         31,988,410  31,769,490  31,677,891  31,504,586  28,994,640
 Average shares
  outstanding
  during year         31,904,734  31,709,032  31,612,675  29,540,274  28,688,660











                       SELECTED FINANCIAL DATA - CONTINUED
                   (Dollars in thousands, except per share data)

As of and for the year
  ended December 31         1996        1995        1994        1993        1992
_________________________________________________________________________________
Ratios and other data:
 Return on assets -
  operating income 1        1.0%        1.1%        1.2%        1.2%        1.1%
  Excluding SFAS
   No. 115 5                1.1%        1.2%        1.2%        1.2%        1.1%
 Return on equity -
  operating income 1       12.8%       13.6%       15.8%       15.3%       15.2%
  Excluding SFAS
   No. 115 5               15.3%       15.5%       15.5%       15.3%       15.2%
 Return on equity -
  net income               13.8%       11.5%       17.6%       19.3%       15.6%
  Excluding SFAS
   No. 115 5               16.4%       13.1%       17.2%       19.3%       15.6%
 Year-end debt to
  total capital            16.7%       15.0%       13.3%       13.8%       19.3%
  Excluding SFAS
   No. 115 5               17.8%       18.8%       12.8%       13.8%       19.3%
 Year-end price to
  operating income 1       12.7x       10.1x       10.1x       14.5x       13.1x
 Year-end price to
  book value                1.6x        1.1x        1.5x        2.0x        1.7x
  Excluding SFAS
   No. 115 5                1.8x        1.5x        1.5x        2.0x        1.7x
 Year-end total market
  capitalization      $1,467,468  $1,020,595    $894,900  $1,067,218    $652,379

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

2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991) and participating business (1988).

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

5 Excludes the effect of unrealized appreciation (depreciation) of fixed maturity securities designated as available for sale under SFAS No. 115 and related adjustments to deferred income taxes and deferred policy acquisition costs.

                             SELECTED FINANCIAL DATA
                   (Dollars in thousands, except per share data)

As of and for the year
  ended December 31        1991        1990        1989        1988        1987
_________________________________________________________________________________
Consolidated results:
 Revenues              $400,289    $340,750    $273,230    $198,008    $202,282
 Operating income 1      40,121      35,636      24,399      16,410      14,303
 Income from continuing
  operations 2           24,740      20,772      26,083      16,819      21,233
 Net income 3            40,530      23,204      20,609      36,668      26,071

Per share data: 4
 Operating income 1       $1.42       $1.26       $0.85       $0.49       $0.40
 Income from continuing
  operations 2             0.87        0.74        0.91        0.50        0.60
 Net income 3              1.43        0.82        0.72        1.10        0.73

Consolidated financial
 position:
 Assets              $4,231,361  $3,652,687  $2,896,253  $1,969,674  $1,688,091
  Excluding SFAS
   No. 115 5          4,231,361   3,652,687   2,896,253   1,969,674   1,688,091
 Debt                    95,602     107,920     103,926      54,231      25,500
 Company-obligated,
  mandatorily-redeemable
  preferred
  securities                 --          --          --          --          --
 Stockholders' equity   322,780     285,026     270,106     276,610     248,046
  Excluding SFAS
   No. 115 5            322,780     285,026     270,106     276,610     248,046

Common stock data: 4
 Dividends per share      $0.32       $0.29       $0.27       $0.25       $0.23
 Book value per share     11.35       10.05        9.67        8.37        7.35
  Excluding SFAS
   No. 115 5              11.35       10.05        9.67        8.37        7.35
 Price range         4.25-10.88   3.38-8.00   5.50-9.06   4.69-5.63   4.00-6.75
 Closing price            10.50        4.25        7.81        5.50        4.25
 Shares outstanding
  at year end        28,428,176  28,366,588  27,937,600  33,061,656  33,765,720
 Average shares
  outstanding
  during year        28,392,860  28,349,760  28,777,192  33,259,548  35,495,744











                       SELECTED FINANCIAL DATA - CONTINUED
                   (Dollars in thousands, except per share data)

As of and for the year
  ended December 31        1991        1990        1989        1988        1987
_________________________________________________________________________________
Ratios and other data:
 Return on assets -
  operating income 1       1.0%        1.1%        1.0%        0.9%        0.9%
  Excluding SFAS
   No. 115 5               1.0%        1.1%        1.0%        0.9%        0.9%
 Return on equity -
  operating income 1      15.4%       16.1%       12.5%        9.1%        8.2%
  Excluding SFAS
   No. 115 5              15.4%       16.1%       12.5%        9.1%        8.2%
 Return on equity -
  net income              13.3%        8.4%        7.5%       14.0%       10.3%
  Excluding SFAS
   No. 115 5              13.3%        8.4%        7.5%       14.0%       10.3%
 Year-end debt to
  total capital           22.8%       27.5%       27.8%       16.4%        9.3%
  Excluding SFAS
   No. 115 5              22.8%       27.5%       27.8%       16.4%        9.3%
 Year-end price to
  operating income 1       7.4x        3.4x        9.2x       11.2x       10.6x
 Year-end price to
  book value               0.9x        0.4x        0.8x        0.7x        0.6x
  Excluding SFAS
   No. 115 5               0.9x        0.4x        0.8x        0.7x        0.6x
 Year-end total market
  capitalization       $298,496    $120,558    $218,263    $181,839    $143,504

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

2 Excludes the cumulative effect of changes in the method of accounting for postretirement benefits (1992) and deferred income taxes (1991) and participating business (1988).

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

5 Excludes the effect of unrealized appreciation (depreciation) of fixed maturity securities designated as available for sale under SFAS No. 115 and related adjustments to deferred income taxes and deferred policy acquisition costs.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned at December 31, 1996. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG").

RESULTS OF OPERATIONS

Acquisition

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") for $144,000,000. Golden American is a Delaware stock life insurance company and DSI is a New York corporation and registered broker/dealer and investment adviser. The purchase price consisted of $93,000,000 in cash paid to Whitewood Properties Corporation (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid.

The acquisition was accounted for as a purchase and, accordingly, 1996 results of operations include the operations of BT Variable and its subsidiaries, Golden American and DSI, from the date of acquisition. Prior periods do not include the operations of BT Variable. Certain additional information has been provided in this discussion on a pro forma combined basis, as if the operations of BT Variable had been included in prior periods, to assist the reader in assessing the operations and prospects of the company as it is currently comprised. The following table includes premiums of Golden American since its acquisition on August 13, 1996.














Premiums

                                   Percentage            Percentage
Year ended December 31     1996      Change      1995      Change      1994
_______________________________________________________________________________
                                    (Dollars in thousands)
Fixed annuity premiums  $1,257,772    (10.0)% $1,397,228    (13.6)% $1,617,765
Variable annuity premiums:
 Separate account          306,364    364.3       65,987  2,249.8        2,808
 Fixed account             119,324  4,574.2        2,553  6,085.9           41
                        _______________________________________________________
Total variable annuity
 premiums                  425,688    521.1       68,540  2,305.4        2,849
                        _______________________________________________________
Total annuity premiums   1,683,460     14.9    1,465,768     (9.6)   1,620,614

Life insurance premiums:
 First year and single
  premiums                  34,855     (9.5)      38,495     62.0       23,763
 Renewal premiums           93,206      3.0       90,508      1.8       88,927
                        _______________________________________________________
Total life insurance
 premiums                  128,061     (0.7)     129,003     14.5      112,690
                        _______________________________________________________
Total premiums          $1,811,521     13.6%  $1,594,771     (8.0)% $1,733,304
                        =======================================================

Total annuity and life insurance premiums increased 13.6% to $1,811,521,000 in 1996 compared to a decrease of 8.0% to $1,594,771,000 in 1995 from $1,733,304,000 in 1994. Fixed annuity premiums decreased 10.0% in 1996 compared to a decrease of 13.6% in 1995 from 1994 due to continued contraction in the fixed annuity marketplace. Variable annuity premiums continue to reflect strong growth, with a 521.1% increase in 1996 compared to 2,305.4% increase in 1995 from 1994. This increase is due, in part, to the August 13, 1996 acquisition of Golden American, recent strong market returns, and the company's marketing efforts. Golden American reported variable annuity premiums of $169,259,000 and variable life premiums of $3,619,000 from August 14 to December 31, 1996. Equitable Life introduced its variable annuity product in the fourth quarter of 1994. Variable annuities have grown as a percentage of the company's total premiums due to market conditions which have made products with variable returns relatively more attractive than products with fixed returns, expansion of variable product offerings and growth and diversification of distribution channels. As a result, variable annuity premiums have grown to 23.5% of total premiums in 1996, compared to 0.2% in 1994. During the same period, fixed annuity premiums have declined to 69.4% of total premiums in 1996, compared to 93.3% in 1994, while life insurance premiums have remained at approximately 7% of total premiums.

Based on preliminary estimates from Life Insurance Marketing and Research Association ("LIMRA") data, fixed annuity premiums for the industry appear to have fallen an average of 27% for the year ended December 31, 1996, while the company's fixed annuity premiums were off 10% for the same period. The decrease in fixed annuity premiums during 1996 reflects the impact of a relatively low interest rate environment, flat yield curve and strong stock market returns. In such an environment, the returns provided by variable annuities and mutual funds are relatively more attractive than fixed annuity returns, placing pressure on fixed annuity sales. The acquisition of Golden American has complemented and significantly enhanced the company's existing variable annuity business. As a result of the acquisition, the company has expanded the distribution of its variable products, and plans to continue this expansion as well as market fixed products through Golden American's distribution system. While fixed annuity sales are lower than in previous periods, the company believes that the product diversification achieved with the acquisition of Golden American, expansion and diversification of distribution channels, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. The diversity of products and distribution channels the company now offers is intended to improve the stability of sales under a variety of market conditions. Insurance agents and broker/dealers are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments.

The table above includes premiums for Golden American since August 13, 1996. As a result, the premiums provide insight into the reported results of operations. However, the significant increase in variable annuity premiums is primarily attributable to the acquisition of Golden American and significant growth in sales of Equitable Life's variable annuity products. The following table is provided on a pro forma combined basis including Golden American premiums for each of the years ended December 31, 1996, 1995 and 1994.

Pro forma premiums

                                   Percentage            Percentage
Year ended December 31     1996      Change      1995      Change      1994
_______________________________________________________________________________
                                    (Dollars in thousands)
Fixed annuity premiums  $1,257,772    (10.0)% $1,397,206    (13.6)% $1,617,765
Variable annuity premiums:
 Equitable Life            256,430    274.1       68,540  2,305.4        2,849
 Golden American           427,630    286.7      110,587    (63.7)     304,837
                        _______________________________________________________
Total variable annuity
 premiums                  684,060    281.9      179,127    (41.8)     307,686
                        _______________________________________________________
Total annuity premiums   1,941,832     23.2    1,576,333    (18.1)   1,925,451

Life insurance premiums:
 Equitable Life & USG      124,442     (3.5)     129,003     14.5      112,690
 Golden American            14,125    176.2        5,114     41.1        3,624
                        _______________________________________________________

Life insurance premiums    138,567      3.3      134,117     15.3      116,314
                        _______________________________________________________
Total premiums          $2,080,399     21.6%  $1,710,450    (16.2)% $2,041,765
                        =======================================================

On a pro forma combined basis, total annuity and life insurance premiums increased 21.6% to $2,080,399,000 in 1996 compared to a decrease of 16.2% to $1,710,450,000 in 1995 from $2,041,765,000 in 1994. Fixed annuity premiums declined for the reasons cited above. Equitable Life introduced its variable annuity product in the fourth quarter of 1994 and premiums from this product have grown dramatically over the last two years although year over year percentage increases have declined due to increases in the amount of in force attributable to this product. Sales of Golden American's variable annuities declined in 1995 primarily due to poor performance of the underlying investment funds. During 1995, the fund offerings underlying Golden American's variable products were improved and a fixed account option was added. These changes have contributed to the significant growth in Golden American's variable annuity premiums from 1995 to 1996. The company expects variable annuity premiums to continue to grow as it expands and diversifies its product offerings and distribution channels, but year over year percentage increases will decline as the amount of variable annuities in force increases. Equitable Life and USG offer interest-sensitive and traditional life insurance products. Golden American offers only variable products, including variable life insurance, and sales of this product are impacted by many of the same factors as variable annuities, including a strong stock market, low interest rates and a flat yield curve. On a pro forma combined basis, fixed annuities accounted for 60.4% of total premiums, variable annuities accounted for 32.9% and life insurance accounted for 6.7% during 1996. Premiums, net of reinsurance, for variable annuity and variable life products from significant sellers on a pro forma combined basis for the year ended December 31, 1996 are as follows: Paine Webber, $136,000,000 or 19%; Smith Barney, $162,000,000 or 23%; Locust Street Securities, Inc., an affiliate, $86,000,000 or 12%; and Primerica Financial Services, $69,000,000 or 10%.

Revenues

                                   Percentage            Percentage
Year ended December 31     1996      Change      1995      Change      1994
_______________________________________________________________________________
                                    (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges          $71,406     38.7%     $51,466     17.6%     $43,767
Traditional life insurance
  premiums                  39,566     (8.9)      43,425     (6.1)      46,265
Net investment income      715,579     11.6      641,094     22.3      524,411
Realized gains on
  investments               16,255     70.7        9,524    (51.7)      19,697
Other income                25,869     33.7       19,353     10.5       17,520
                        _______________________________________________________
                          $868,675     13.6%    $764,862     17.4%    $651,660
                        =======================================================

Total revenues increased 13.6% to $868,675,000 in 1996 compared to an increase of 17.4% to $764,862,000 in 1995 from $651,660,000 in 1994. Annuity and interest sensitive life insurance product charges increased 38.7% in 1996 compared to an increase of 17.6% in 1995. Excluding Golden American, annuity and interest sensitive life product charges increased 21.7% in 1996. These product charges consist primarily of cost of insurance charges, policy administrative charges and surrender charges that increase as the company's policyholder liabilities, including variable separate account liabilities, grow. In addition, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income allows the company to recover a portion of the expenses incurred to generate policy sales and partially offsets the amortization of deferred policy acquisition costs related to surrendered policies. Premiums from traditional life insurance products, which are included in revenue, decreased 8.9% in 1996 compared to a decrease of 6.1% in 1995 as a result of the company's continued emphasis on the more popular universal life and fixed premium, current interest life insurance products (for which premiums are not included in revenues).

Net investment income increased 11.6% to $715,579,000 in 1996 compared to an increase of 22.3% to $641,094,000 in 1995 from $524,411,000 in 1994 as increases resulting from growth in invested assets were partially offset by a decline in portfolio yield. Excluding Golden American, net investment income increased 10.7% in 1996. The effective average annual yield on assets invested to support policy accounts for interest-sensitive products, including annuities, universal life-type policies and participating life policies, was 8.46% in 1996 compared to 8.60% in 1995 and 8.62% in 1994. The company's total investment portfolio, excluding policy loans, had a yield at amortized cost of 8.2% at December 31, 1996 compared to 8.3% at December 31, 1995 and 1994. During 1996, the company had realized gains on the disposal of investments, which were generated primarily from calls and repayments of fixed maturities, of $16,255,000 compared to realized gains of $9,524,000 in 1995 and $19,697,000 in 1994.

Other income increased 33.7% to $25,869,000 in 1996 compared to an increase of 10.5% to $19,353,000 in 1995 from $17,520,000 in 1994. These increases are primarily attributable to higher income from sales of investment products by the company's broker/dealer operations and advisory fees related to management of the company's variable products. These increases are partially offset by higher commissions paid to registered representatives and accounting, custodial and administrative expenses of variable products operations included in other expenses below, and thus had a minimal impact on income.

Expenses

Total insurance benefits and expenses increased 4.0% to $638,210,000 in 1996 compared to an increase of 27.3% to $613,905,000 in 1995 from $482,499,000 in
1994. Interest credited to fixed annuity and interest sensitive life account balances increased 13.7% to $443,443,000 in 1996 compared to an increase of 21.8% to $390,039,000 in 1995 from $320,312,000 in 1994 as a result of higher account balances associated with those products. Excluding Golden American, interest credited to fixed annuity and interest sensitive life account balances increased 12.2% in 1996. The amortization of financial instruments purchased for the company's hedging program during the second quarter increased interest credited to account balances by $3,081,000 during 1996. See further discussion of the hedging program in the Financial Instruments - Risk Management section below.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including fixed annuities, interest sensitive life policies and participating policies, allow for interest rate adjustments at least annually. The company also sells deferred annuities with multi-year interest rate guarantees. The design of these products makes them more competitive with savings alternatives such as certificates of deposit. As a result, sales of these products have grown as sales through banks and financial institutions have grown. The 1996 sales of these products totaled approximately $260,000,000 and policy reserves were $361,994,000, or 5%, of fixed annuity reserves, at December 31, 1996. The following table summarizes the effective annual yield on assets invested to support policy accounts for interest-sensitive products, the average interest rate credited to those products and the interest spread for the years ended December 31, 1996, 1995 and 1994. Yield on assets and cost of funds are estimated by calculating the weighted average of the twelve month end values for those items. Golden American is included in the tables below for periods since its acquisition by the company.

Years ended December 31,                  Yield on      Credited      Interest
  1996, 1995 and 1994                       Assets          Rate        Spread
_______________________________________________________________________________
Average base rate (excluding first year bonus):
   1996                                       8.46%         5.55%         2.91%
   1995                                       8.60          5.71          2.89
   1994                                       8.62          5.80          2.82

Average total (including first year bonus):
   1996                                       8.46          5.81          2.65
   1995                                       8.60          6.08          2.52
   1994                                       8.62          6.25          2.37


At December 31, 1996 and 1995, the effective annual yield on assets, credited rate and interest spread were as follows:

                                          Yield on      Credited      Interest
December 31, 1996 and 1995                  Assets          Rate        Spread
_______________________________________________________________________________
Base rate (excluding first year bonus):
   1996                                       8.38%         5.55%         2.83%
   1995                                       8.58          5.63          2.95

Total (including first year bonus):
   1996                                       8.38          5.75          2.63
   1995                                       8.58          5.93          2.65


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, interest sensitive life policies and participating policies. The total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances decreased 13.1% to $32,209,000 in 1996 compared to an increase of 12.3% to $37,073,000 in 1995 from $33,020,000 in 1994. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1996 compared to 1995 by approximately $4,405,000 and less favorable in 1995 compared to 1994 by $1,409,000. Other benefits decreased 49.0% to $21,261,000 in 1996 compared to an increase of 27.1% to $41,661,000 in 1995 from $32,780,000 in 1994. The decrease in other benefits in 1996 is primarily attributable to the coinsurance of a small block of disability income business in 1995 which affected only the 1995 amount. The 1995 increase in other benefits caused by the coinsurance was offset by a corresponding reduction in future policy benefits and, therefore, had only a minor impact on net income in 1995.

Commissions decreased 4.4% to $139,705,000 in 1996 compared to a decrease of 7.0% to $146,069,000 in 1995 from $157,028,000 in 1994. Excluding Golden
American, commissions decreased 11.1% in 1996. Insurance taxes decreased 82.3% to $8,063,000 in 1996 compared to an increase of 356.5% to $45,472,000 in 1995 from $9,961,000 in 1994. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of annuity sales. Insurance taxes reported in 1995 included a special reserve accrual for future guaranty fund assessments totaling $36,000,0000. Excluding this
amount, insurance taxes decreased 14.9% from 1995 to 1996.   Most costs
incurred as the result of new sales have been deferred, thus having very little impact on current earnings.

General expenses increased 33.1% to $54,358,000 in 1996 compared to a decrease of 5.7% to $40,855,000 in 1995 from $43,328,000 in 1994. The decrease in general expenses from 1994 to 1995 resulted from the restructuring of the company's career agent contracts and compensation which eliminated certain fixed costs that were included in general expenses in 1994. As a result of this change, agent compensation related to most of the company's fixed annuity and life insurance sales is in the form of commissions which vary directly with sales production levels. The increase in 1996 is primarily attributable to the acquisition of Golden American. Excluding Golden American, general expenses increased 18.6% in 1996. Golden American uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on current earnings. Management expects general expenses to increase substantially in 1997 as a result of the inclusion of Golden American operations for the full year and the emphasis on expanding the salaried wholesaler distribution network.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by several factors.
(1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings.
(3) A block of annuity policies sold in 1988 and 1989 primarily by stockbrokers contained a five-year surrender charge and a portion also contained a five-year interest guarantee. The company planned for, and experienced, higher surrenders related to this block of business. The impact of the higher withdrawal levels on this block of business was reflected primarily in the 1994 financial statements and to a smaller degree in 1995. At December 31, 1996, all policies originally issued from 1988 through December 1991 with a five year interest guarantee represent approximately 1.1% ($77 million) of the company's fixed annuity liabilities. The company has implemented a hedging program which uses certain derivative instruments (interest rate caps and swaptions) to reduce the negative effect of increased withdrawal activity which may result from extreme increases in interest rates (see further discussion of the hedging program in the financial instruments section below).







The following table summarizes the annual annuity withdrawal rates and the life insurance lapse ratios for the years ended December 31, 1996, 1995 and 1994.

Year ended December 31                     1996          1995          1994
_______________________________________________________________________________
Annuity withdrawals                            8.9%          8.2%          9.0%

Annuity withdrawals, excluding withdrawals
of policies for which the five year
interest guarantee and five year
surrender charge have expired                  8.8           7.4           6.1

Life insurance lapse ratio                     7.6           8.4           7.4


The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annual lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The company currently has fixed annuity products available for sale through stockbrokers. Prior to the second quarter of 1995, the company had not actively solicited fixed annuity sales through stockbrokers since 1989. The variable products sold through Golden American are primarily sold by stockbrokers. The company plans to continue to expand its distribution channels to include stockbrokers, banks and other financial institutions in addition to its current independent and career agency distribution channels.

The amortization of deferred policy acquisition costs increased 9.7% to $79,550,000 in 1996 compared to an increase of 42.5% to $72,537,000 in 1995 from $50,921,000 in 1994. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains continues to decline as a result of the decrease in realized and prepayment gains from assets backing fixed annuity and interest sensitive life insurance liabilities.

                                   Percentage            Percentage
Year ended December 31     1996      Change      1995      Change      1994
_______________________________________________________________________________
                                    (Dollars in thousands)
Amortization related to:
 Operating income          $74,671      11.1%    $67,183      50.3%    $44,711
 Realized gains              4,879      (8.9)      5,354     (13.8)      6,210
                        _______________________________________________________
Total amortization         $79,550       9.7%    $72,537      42.5%    $50,921
                        =======================================================

As a part of the acquisition of Golden American, $85,796,000 of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discounted rate determined by the company. Amortization of PVIF totaled $2,745,000 in 1996. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $9,700,000 in 1997, $10,100,000 in 1998, $9,200,000 in 1999, $7,900,000 in 2000 and $6,800,000 in 2001.

The acquisition of Golden American was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at the acquisition date. Goodwill of $39,254,000 has been established for the excess of the acquisition cost over the fair value of net assets acquired. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. Amortization of goodwill during the period from the acquisition date to December 31, 1996 totaled $589,000. Amortization of goodwill attributed to licenses acquired in conjunction with the purchase of USG totaled $74,000 in 1996 and 1995. Goodwill resulting from the acquisition of Golden American is being amortized on a straight-line basis over 25 years and is expected to total $1,570,000 annually.

Other expenses increased 146.1% to $21,340,000 in 1996 compared to a decrease of 13.6% to $8,672,000 in 1995 from $10,035,000 in 1994. The increase in other expenses resulted from increased commissions paid to registered representatives selling investment products through the company's broker/dealer operations and accounting, custodial and administrative expenses of variable products operations.

On July 23, 1996, Equitable of Iowa Companies Capital Trust ("the Trust"), a consolidated, wholly-owned subsidiary of the company issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below for a discussion of this transaction). Pre-tax distributions to the holders of these company-obligated, mandatorily-redeemable preferred securities totaled $4,833,000 in 1996.

Income

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains, related amortization of deferred policy acquisition costs ("DPAC") and the 1995 special reserve accrual for future guaranty fund assessments, net of related income taxes) increased 14.0% in 1996 compared to an increase of 14.2% in 1995. Net income increased 45.1% in 1996 compared to a decrease of 13.6% in 1995. A breakdown of income is as follows:












Year ended December 31         1996               1995                1994
________________________________________________________________________________

                          $     Per Share    $     Per Share     $     Per Share
                      _________ ________ _________ _________ _________ _________
                                (Dollars in thousands, except per share data)
Operating income      $114,901    $3.60  $100,747     $3.18   $88,212     $2.79

Realized gains (net of
 tax):
 Gains realized on dis-
  posal of investments  10,566     0.33     6,293      0.20    12,953      0.41
 Commercial mortgage
  and mortgage-backed
  securities prepayment
  gains                    866     0.03     4,730      0.15     1,156      0.04
 Realized gains related
  amortization of
  DPAC                  (3,172)   (0.10)   (3,480)    (0.11)   (4,037)    (0.13)
                      __________________________________________________________
                         8,260     0.26     7,543      0.24    10,072      0.32

 Guaranty fund
  accrual                   --       --   (23,400)    (0.74)       --        --
                      __________________________________________________________
 Net income           $123,161    $3.86   $84,890     $2.68   $98,284     $3.11
                      ==========================================================

Average shares outstanding totaled 31,904,734 in 1996 compared to 31,709,032 in 1995 and 31,612,675 in 1994.

In 1996, the acquisition of Golden American diluted earnings by 8 cents per share, including operations of BT Variable and subsidiaries for the period August 13, 1996 through December 31, 1996 and related financing costs. The acquisition is currently expected to dilute 1997 operating earnings per share by 6 to 10 cents per share. Subsequent to 1997 the acquisition is expected to have a positive impact on earnings per share as opportunities are available to market fixed products through Golden American's distribution channels, expand the distribution of variable products and achieve expense efficiencies. See "Cautionary Statement Regarding Forward-Looking Statements" below.

FINANCIAL CONDITION

Investments

The financial statement carrying value of the company's total investments grew 10.9% (7.3% excluding Golden American) in 1996. The amortized cost basis of the company's total investment portfolio grew 14.8% (11.0% excluding Golden American) during the same period. Effective December 1, 1995, all of the company's investments, other than mortgage loans and real estate, are carried at fair value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's fixed annuity and insurance products and the acquisition of Golden American. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.

Investment Portfolio Summary: To support the company's fixed annuities and life insurance products, cash flow was invested primarily in fixed maturity securities. At December 31, 1996, the company's investment portfolio was comprised of the following:

                                                                     Yield at
                             Amortized    % of    Estimated    % of  Amortized
                                  Cost   Total   Fair Value   Total      Cost
                          ____________________________________________________
                                          (Dollars in thousands)
Investment cash and
 short-term investments        $36,187     0.4%     $36,187     0.4%      5.7%
Governments and agency
 mortgage-backed
 securities                    438,403     4.7      451,740     4.7       7.9
Conventional mortgage-
 backed securities           2,355,036    25.1    2,351,703    24.5       7.9
Investment grade
 corporate securities        4,031,114    43.0    4,197,158    43.8       8.1
Below-investment grade
 corporate securities          733,182     7.8      731,363     7.6       9.1
Mortgage loans               1,720,114    18.4    1,739,443    18.1       8.3
                          ____________________________________________________
   Total cash and fixed
    income investments       9,314,036    99.4    9,507,594    99.1       8.2
Equity securities               48,857     0.5       77,181     0.8       8.0
Real estate                      8,613     0.1        8,613     0.1       3.5
                          ____________________________________________________
   Total investments        $9,371,506   100.0%  $9,593,388   100.0%      8.2%
                          ====================================================

  Estimated fair values of publicly traded securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Fair values of mortgage loans on real estate are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans. Estimated fair values of equity securities are based on the latest quoted market prices or conversion value, if applicable. Estimated fair values of the company's investment in its registered separate accounts, included in equity securities, are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate account. Fair value of owned real estate is estimated to be equal to, or in excess of, carrying value based upon appraised values.

Fixed Maturity Securities: At December 31, 1996, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                               Amortized      % of      Estimated      % of
                                    Cost     Total     Fair Value     Total
                             _______________________________________________
                                            (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates            $2,755,730      36.6%    $2,765,217      35.7%
 AA+ to AA-                      395,060       5.2        408,415       5.3
 A+ to A-                      2,101,886      27.8      2,201,449      28.4
 BBB+ to BBB-                  1,446,682      19.1      1,494,742      19.3
 BB+ to BB-                      627,814       8.3        632,188       8.2
 B+ to B-                        115,733       1.5        112,809       1.5
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)              55,507       0.7         58,061       0.8
 Rated 2 (BBB+ to BBB-)           21,409       0.3         22,036       0.3
 Rated 3 (BB+ to BB-)             28,382       0.4         29,328       0.4
 Rated 5 (CCC+ to C)               8,916       0.1          7,331       0.1
 Redeemable preferred stock          616       0.0            388       0.0
                             _______________________________________________
Total fixed maturities        $7,557,735     100.0%    $7,731,964     100.0%
                             ===============================================

On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This report allowed companies a one-time opportunity to reassess the classification of their securities holdings pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115. SFAS No. 115 requires companies to classify their securities as "available for sale", "held to maturity", or "trading". SFAS No. 115 significantly restricts a company's ability to sell securities in the held to maturity category without raising questions about the appropriateness of its accounting policy for such securities. Classification of securities as held to maturity, therefore, limits a company's ability to manage its investment portfolio in many circumstances. For example, a company would be prohibited from accepting a tender offer or responding to an anticipated decline in the credit quality of assets in a particular industry when the security is categorized as held to maturity. Additionally, a company is unable to adjust its portfolio to take advantage of tax planning opportunities or economic changes that would assist in asset liability management. Thus a company's ability to maintain the appropriate flexibility to make optimal investment decisions is significantly restricted if it classifies securities as held to maturity.

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

Due to this potential for distortion in shareholders' equity, fair value disclosure is provided in Note 5 of the accompanying Consolidated Financial Statements. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair values for selected financial instruments but does not require disclosure of fair value of life insurance liabilities. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is provided in an effort to more properly reflect changes in shareholders' equity from fluctuations in interest rates.

On December 31, 1996, fixed income securities with an amortized cost of $7,557,735,000 and an estimated fair value of $7,731,964,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs and deferred income taxes, increased stockholders' equity by $76,387,000, or $2.38 per share at December 31, 1996.

Net unrealized appreciation of fixed maturity securities of $174,229,000 was comprised of gross appreciation of $270,742,000 and gross depreciation of $96,513,000.

The percentage of the company's portfolio invested in below investment grade securities increased during 1996. At December 31, 1996, the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 93 issuers totaling $733,182,000, or 7.8%, of the company's investment portfolio compared to 92 issuers totaling $574,284,000, or 7.0%, at December 31, 1995. The company intends to purchase additional below investment grade securities, but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of its investment portfolio. At December 31, 1996, the yield at amortized cost on the company's below investment grade portfolio was 9.1% compared to 8.1% for the company's investment grade corporate bond portfolio. The company estimates that the fair value of its below investment grade portfolio was $731,363,000, or 99.8% of amortized cost value, at December 31, 1996.

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

At December 31, 1996, no fixed maturity securities were deemed to have impairments in value that are other than temporary.

The company's fixed maturity investment portfolio had a combined yield at amortized cost of 8.1% at December 31, 1996 and 8.3% at December 31, 1995.

Equity Securities: At December 31, 1996, the company owned equity securities with a combined cost of $48,857,000 and an estimated fair value of $77,181,000. Gross appreciation of equity securities totaled $28,559,000 and gross depreciation totaled $235,000. Equity securities are primarily comprised of the company's investment in shares of the mutual funds underlying the company's registered separate accounts and an investment in a real estate investment trust. The company's investment in the real estate investment trust had an estimated fair value of $61,339,000 and a cost basis of $35,024,000 at December 31, 1996. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

Mortgage Loans: Mortgage loans make up approximately 18.4% of the company's investment portfolio. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and has continued to increase the lending activity. Mortgages outstanding increased to $1,720,114,000 from $1,169,456,000 during 1996. The company's mortgage loan portfolio, excluding farm loans, includes 561 loans with an average size of $3,066,000 and average seasoning of 3.6 years if weighted by the number of loans, and 1.9 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At December 31, 1996, the yield on the company's mortgage loan portfolio was 8.3%.



Distribution of these loans by type of collateral is as follows:

                                                               % of
                                   # of      Carrying      Mortgage
                                  Loans         Value     Portfolio
                             _______________________________________
                                        (Dollars in thousands)
COLLATERAL BREAKDOWN
_____________________
  Multi-family residential           98      $339,087          19.7%
  Industrial                        207       499,612          29.0
  Office buildings                  111       380,081          22.1
  Retail                            137       473,830          27.6
  Farm                                3            90           0.0
  Other                               8        27,414           1.6
                             _______________________________________
Total                               564    $1,720,114         100.0%
                             =======================================

Distribution of these loans by geographic breakdown is as follows:

                                                               % of
                                   # of      Carrying      Mortgage
                                  Loans         Value     Portfolio
                             _______________________________________
                                        (Dollars in thousands)
GEOGRAPHIC BREAKDOWN
____________________
  New England                         5       $21,271           1.2%
  Middle Atlantic                    76       265,801          15.5
  South Atlantic                     88       293,093          17.1
  East North Central                114       378,872          22.0
  West North Central                 70       220,658          12.8
  East South Central                 19        67,243           3.9
  West South Central                 33        91,828           5.3
  Mountain                           37       108,691           6.3
  Pacific                           122       272,657          15.9
                             _______________________________________
Total                               564    $1,720,114         100.0%
                             =======================================

At December 31, 1996, one mortgage loan with a carrying value of $41,000 was delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 99% of the principal amount of problem mortgages that have been resolved in the last three years.

Real Estate: At December 31, 1996, the company owned real estate totaling $8,613,000, including properties acquired through foreclosure valued at $5,322,000.


At December 31, 1996, the company had no investments in default. The company estimates its total investment portfolio, excluding policy loans, had a fair value equal to 102.4% of amortized cost value for accounting purposes at December 31, 1996.

Financial Instruments - Risk Management

Hedging Program: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased instruments, all during the second quarter, with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions, all of which were outstanding at December 31, 1996. The company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing. The instruments do not require any additional payments by the company.

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

The following table summarizes the contractual maturities of notional amounts by type of instrument at December 31, 1996:

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
                =================================================================






 Any unrealized gain or loss on the instruments is off-balance sheet and, therefore, is not reflected in the financial statements. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of December 31, 1996:

                                                Gross       Gross    Estimated
                               Amortized   Unrealized  Unrealized         Fair
December 31, 1996                   Cost        Gains      Losses        Value
_______________________________________________________________________________
                                              (Dollars in thousands)

Interest rate caps                $5,164                  ($1,456)      $3,708
Cash settled put swaptions        12,877          $65      (2,570)      10,372
                              _________________________________________________
Total                            $18,041          $65     ($4,026)     $14,080
                              =================================================

The decline in fair value from amortized cost reflects changes in interest rates and market conditions since the time of purchase.

 Exposure to Loss - Counterparty Nonperformance: The company is exposed to the risk of losses in the event of nonperformance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of nonperformance will be limited to the unamortized premium (remaining amortized cost) paid to purchase the instrument because no additional payments are required by the company on these instruments after the initial premium. Counterparty nonperformance would result in an economic loss if interest rates exceeded the specified fixed rate. Economic losses would be measured by the net replacement cost, or estimated fair value, for such instruments. The estimated fair value is the average of quotes obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.















The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of December 31, 1996, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (fair value) of the company's instruments was as follows:

December 31, 1996                              Net Replacement Value
_____________________________________________________________________________
(Dollars in thousands)            Interest      Cash Settled
                                 Rate Caps      Put Swaptions          Total
                               ______________________________________________

Counterparties credit quality:
   AAA                              $2,447           $5,363           $7,810
   AA-                               1,261            2,828            4,089
   A+                                   --            2,181            2,181
                               ______________________________________________
Total                               $3,708          $10,372          $14,080
                               ==============================================

Other assets

Accrued investment income increased $12,457,000 during 1996 due to an increase in new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $178,979,000 over year-end 1995 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $88,203,000 as the deferral of current period costs, primarily commissions incurred to generate insurance and annuity sales, totaled $167,753,000. Amortization of costs deferred totaled $79,550,000.

Present value of in force acquired was established as a result of the recent acquisition of variable annuity and life insurance business in force on Golden American. At December 31, 1996, PVIF was $83,051,000 and amortization totaled $2,745,000 for the period from August 14, 1996 through December 31, 1996.

Intangible assets increased $43,087,000 during 1996. Goodwill totaling $39,254,000, representing the excess of the acquisition cost over the fair value of net assets acquired in conjunction with the purchase of Golden American, was established in 1996. In addition, the costs of issuing the company's Trust Originated Preferred Securities totaling $4,695,000 were capitalized in 1996. Amortization of intangible assets totaled $896,000 during 1996, including $233,000 reported in interest expense.

Other assets increased $34,332,000 during 1996. Included in this increase is the unamortized cost of interest rate caps and cash settled put swaptions purchased to hedge the company's annuity liabilities totaling $18,041,000. Also included in this increase are various assets of Golden American and DSI totaling $2,568,000, an increase in prepaid pension costs of $2,640,000 and increases in capitalized guaranty fund assessments of $5,064,000.

At December 31, 1996, the company had $1,657,879,000 of separate account assets compared to $171,881,000 at December 31, 1995. The increase in separate account assets is due to the acquisition of Golden American and growth in Equitable Life's variable annuity product. Golden American had separate account assets of $1,207,247,000 at December 31, 1996.

At December 31, 1996, the company had total assets of $12,569,679,000, an increase of 28.6% over total assets at December 31, 1995. The company's goal remains to grow assets at a three year average growth rate of 20%, excluding the impact of SFAS No. 115. See "Cautionary Statement Regarding Forward-Looking Statements" below. This three year average was 25% and 23% in 1996 and 1995, respectively.

Liabilities

In conjunction with the volume of annuity and insurance sales, the acquisition of Golden American and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $1,173,503,000, or 14.2%, during 1996 and totaled $9,415,413,000 at December
31, 1996.

Reserves for the company's annuity contracts and life insurance policies, including separate account reserves for variable contracts, as of December 31, 1996 and 1995 are as follows:

                                        1996      % of          1995       % of
December 31,                         Reserve      Total      Reserve      Total
________________________________________________________________________________
                                               (Dollars in thousands)
Fixed deferred annuities and
 deposit funds                    $7,359,810       67.3%  $6,664,849       80.4%
Variable annuities                 1,801,247       16.5       76,522        0.9
Immediate annuities and supple-
 mental contracts                    517,353        4.7      362,406        4.4
Universal life and fixed premium
 current interest life               547,375        5.0      470,580        5.7
Traditional par and nonpar life      712,296        6.5      718,110        8.6
                                 _______________________________________________
   Total Reserves                $10,938,081      100.0%  $8,292,467      100.0%
                                 ===============================================


Reserves for the company's annuity contracts, including separate account reserves for variable contracts, increased $2,574,633,000, or 36.2%, to $9,678,410,000. Life insurance reserves, including separate account reserves for variable life policies, increased $70,981,000, or 6.0%, to $1,259,671,000. At December 31, 1996, Golden American had reserves of $1,492,064,000. Excluding Golden American, reserves increased 13.9% in 1996.

The company incorporates a number of features in its annuity products designed to reduce the early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Current surrender charge periods on fixed annuity policies typically range from 5 years to the term of the policy. During 1996, 85% of such policies issued by Equitable Life and USG had a surrender charge period of seven years or more. The initial surrender charge on Equitable Life and USG fixed annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.



The following table summarizes the company's non-par deferred fixed annuity liabilities and sales at and for the year ended December 31, 1996 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                                   Deferred               Deferred
                                      Fixed                  Fixed
                                    Annuity     % of       Annuity     % of
Surrender Charge %                    Sales    Total   Liabilities    Total
____________________________________________________________________________
                                        (Dollars in thousands)
No surrender charge                                       $686,761      9.5%
1 to 4 percent                                             881,604     12.2
5 to 6 percent                     $103,619      9.5%    1,219,719     16.9
7 to 9 percent                      858,109     78.5     3,149,717     43.7
10 percent and greater              131,615     12.0     1,276,121     17.7
                                ____________________________________________
                                 $1,093,343   100.0%    $7,213,922    100.0%
                                ============================================

Deferred income taxes decreased $69,234,000 during 1996 and totaled $45,681,000 at December 31, 1996, including $43,678,000 ($113,503,000 at
December 31, 1995) of deferred taxes recorded as a result of unrealized gains of $174,229,000 on fixed maturity securities designated as available for sale. Total consolidated debt increased $46,500,000 during 1996 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $104,600,000 at December 31, 1996. At December 31, 1996, none of the commercial paper was issued for investment smoothing purposes. Other liabilities increased $33,201,000 from year-end 1995 levels primarily due to an increase in draft accounts payable, mortgage trust funds and transfer and suspense accounts.

Separate account liabilities increased $1,485,998,000 to $1,657,879,000 from December 31, 1995 due to the acquisition of Golden American and growth in Equitable Life's variable annuity product. Separate account liabilities attributable to Golden American totaled $1,207,247,000 at December 31, 1996. At December 31, 1996, the company had total liabilities of $11,548,880,000 compared to $8,878,914,000 at December 31, 1995, a 30.1% increase.

Preferred Securities

On July 23, 1996, the Trust, a consolidated, wholly-owned subsidiary of the company, issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below). The net proceeds of this offering were used to fund, in part, the acquisition of BT Variable, Inc.

Equity

At December 31, 1996, stockholders' equity was $895,799,000, or $28.00 per share, compared to $893,932,000, or $28.14 per common share, at year end 1995. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $76,387,000, or $2.38 per share, after adjustments to deferred acquisition costs and deferred income taxes, at December 31, 1996. At December 31, 1995, unrealized depreciation of available for sale fixed maturity securities, net of adjustments, increased stockholders' equity by $208,932,000, or $6.58 per share. The ratio of consolidated debt to total capital was 16.7% (17.8% excluding SFAS No. 115) at December 31, 1996, up from 15.0% (18.8% excluding SFAS No. 115) at year end 1995. The higher ratio is due to the issuance of additional commercial paper during 1996. At December 31, 1996, there were 31,988,410 common shares outstanding compared to 31,769,490 shares at December 31, 1995.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.


LIQUIDITY AND CAPITAL RESOURCES

The liquidity requirements of the company's subsidiaries are met by cash flow from annuity and insurance premiums, investment income and maturities of fixed maturity investments and mortgage loans. The company primarily uses funds for the payment of annuity and insurance benefits, operating expenses and commissions and the purchase of new investments.

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa, a leased location in Wilmington, Delaware and a leased location in New York, New York. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house the company's Des Moines based home office operations. The company anticipates an additional $3,000,000 to $4,000,000 for fixed assets will be spent in 1997 for the new location. In total, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by spending approximately $8,000,000 to $11,000,000 per year over the next three years on capital needs, primarily for information technology, as compared to the approximately $5,400,000 spent in 1996 ($3,400,000 spent in 1995). No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing and to provide short term liquidity. At December 31, 1996, the company had $104,600,000 in commercial paper notes outstanding, an increase of $46,500,000 from December 31, 1995. The company's commercial paper is rated A-1 by Standard and Poor's, D-1 by Duff & Phelps Credit Rating Co. and P-2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000 and extend its term to May 10, 2001. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus
(3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At December 31, 1996, $303,660,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. On August 12, 1996, Equitable Life paid a dividend of $24,000,000 to provide additional funding for the acquisition of Golden American. The ability of Equitable Life and Golden American to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Equitable Life and Golden American could pay dividends to the parent company of approximately $95,363,000 and $2,186,000, respectively, without prior approval of statutory authorities. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

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

Writing and supporting increased volumes of annuity and insurance business requires increased amounts of capital and surplus for the company's insurance operations. Historically, the company has funded growth in its insurance operations internally through the retention of earnings. Increased levels of growth in recent years have required capital contributions in excess of amounts generated by operating activities. In February 1995, the company issued $100,000,000 of 8.5% notes, maturing on February 15, 2005, receiving net proceeds totaling $98,812,000, after expenses. The company contributed $50,000,000 of the proceeds to its insurance subsidiaries to support the internal growth of these subsidiaries and applied the remaining net proceeds to the repayment of outstanding commercial paper notes.

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

Pursuant to this shelf registration, on July 23, 1996, the Trust, a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of December 31, 1996, 5,000,000 shares of Preferred Securities were outstanding.

Equitable has obligations under the Debt Securities, the Preferred Securities Guarantee Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust's obligations under the Preferred Securities. Net proceeds of approximately $120,305,000 from the issuance of $125,000,000 of Preferred Securities were used to fund, in part, the acquisition of BT Variable, a New York Corporation which owns all the outstanding capital stock of Golden American and DSI.

As discussed in the Results of Operations section above, on August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by the Trust, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the name BT Variable, Inc. was changed to EIC Variable, Inc. ("EIC Variable").

The company intends to continue growing its insurance operations, either internally or through acquisition, and has established a goal of achieving average annual asset growth excluding SFAS No. 115, as measured over the preceding three years, of at least 20%. See "Cautionary Statement Regarding Forward-Looking Statements" below. Future growth in the company's insurance operations may require additional capital. As discussed above, the company has available an effective universal shelf registration on Form S-3 which will enable the company to issue up to $175,000,000 of securities to support such growth. Sources of additional capital include the retention of earnings and the additional issuance of securities.

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


INSURANCE INDUSTRY ISSUES

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

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

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1998. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

In 1995, the NAIC adopted Guideline XXXIII, which, based upon liabilities at December 31, 1996, requires the company to increase annuity reserves in its statutory financial statements by approximately $23,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase in. The 1996 and 1995 statutory financial statements include an increase in fixed annuity reserves of approximately $7,200,000 and $8,100,000, respectively, pursuant to the requirements of the guideline. The guideline has no effect on financial statements prepared in accordance with GAAP.

There has been increased scrutiny by insurance regulators and the insurance industry itself of insurance sales and marketing activities. New rules for life insurance illustrations have been adopted as a model regulation by the NAIC. Many states have adopted the regulation effective January 1, 1997, and an NAIC committee has begun to work on the issue of annuity marketing. The company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.



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

ACCOUNTING AND LEGAL DEVELOPMENTS

Derivatives: On June 20, 1996, the FASB issued an exposure draft of its Proposed Statement of Financial Accounting Standards "Accounting for Derivative and Similar Financial Instruments and Hedging Activities". This proposed standard, if adopted in the form presented in the exposure draft, would establish accounting and reporting standards for derivative and other similar financial instruments and for hedging activities which are significantly different than practices currently used by the company and others. The proposed standard would require the recognition of all derivatives in the statement of financial condition and would require that these instruments be measured at fair value. Changes in the fair value of the derivative would be recorded in the enterprise's Statement of Income in the period of change. If certain conditions are met, a derivative may be designated as (1) a fair value hedge, (2) a cash flow hedge, or (3) a foreign currency hedge. Changes in fair value of derivatives designated as fair value hedges would be recognized in earnings in the period of change along with the offsetting gain or loss on the hedged item. For a derivative designated as a cash flow hedge, the gain or loss from changes in fair value would be reported as a component of other comprehensive income (see below) outside of earnings in the period of change and recognized in earnings on the projected date of the forecasted transaction. Changes in fair value of foreign currency hedges would also be reported in other comprehensive income to the extent they offset foreign currency transaction gain or loss. Any excess gain or loss from changes in fair value of the foreign currency hedge would be recognized in earnings. In most cases, the criteria which must be met to qualify for "hedge" treatment are very restrictive and would preclude many common hedging practices in use today. Because of this concern, and the significant volatility in earnings and stockholders' equity which would result from application of the accounting required by the proposed standard, FASB received a large number of comment letters regarding this proposal, most of which were critical of the approach proposed by FASB. As a result of this and other aspects of FASB's procedural requirements for adoption of a new SFAS, FASB is considering various modifications to the accounting and reporting requirements proposed in the exposure draft. The impact on the company's financial statements of any change in accounting for derivatives cannot be estimated until the final form of such requirements is known.

On January 28, 1997, the Securities and Exchange Commission ("SEC") adopted new disclosure rules for derivative financial instruments. The new rules require expanded disclosure of accounting policies for derivatives in footnotes to financial statements, as well as disclosure of quantitative and qualitative information concerning market risk of derivatives and other financial instruments to be presented outside the financial statements. Quantitative disclosures regarding market risk sensitive instruments may be presented as a: 1) tabular presentation of fair value information and contract terms, 2) a sensitivity analysis presenting potential losses in future earnings, fair values or cash flows from hypothetical changes in market rates and prices, or 3) a value at risk presentation of the potential loss in future earnings, fair values or cash flows from market movements over a stated period of time and related probability of such loss. The company will be required to provide the new disclosures for the first time in its financial statements and Form 10K for the period ended December 31, 1998, although the SEC has indicated it expects the expanded accounting policy disclosures in current filings. The company has provided disclosures in its footnotes and Management's Discussion and Analysis which comply with the accounting policy disclosure requirements in addition to much of the required quantitative disclosures. The company is analyzing the rules for additional requirements and will provide required disclosures no later than in its December 31, 1998 financial statements.

Guaranty Fund Assessments: On December 5, 1996, the American Institute of CPAs ("AICPA") issued an exposure draft of its Proposed Statement of Position
on "Accounting for Guaranty-Fund Assessments".   This proposed standard
provides: (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments; (2) guidance on how to measure the liability and allows discounting the liability, if the amount and timing of the cash payments are fixed and reliably determinable;
(3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges; and (4) requirements for disclosure of certain information. The company's liability established for guaranty fund assessments and related premiums tax offset at December 31, 1996 is undiscounted and adequately reserves for guaranty fund assessments based upon the Proposal as currently written.

Comprehensive Income: On June 20, 1996, the FASB issued an exposure draft of its Proposed Statement of Financial Accounting Standards "Reporting Comprehensive Income". Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Comprehensive income would be reported in either one or two statements of financial performance and an enterprise would be required to report an amount representing total comprehensive income as well as a per share amount for that total. In addition to items currently reported in net income, comprehensive income would include in other comprehensive income such items as changes in fair value of fixed maturity securities designated as available for sale, changes in fair value of derivatives designated as cash flow or foreign currency hedges and unrecognized assets or liabilities of pension plans pursuant to SFAS No. 87. This proposed standard is not expected to change the company's reported net income but would increase the prominence of changes in the items listed above to be perceived as equivalent to net income. This proposal is expected to cause increased volatility in stockholders' equity primarily due to fluctuations in the fair value of derivatives not currently reflected in equity. In January 1997, FASB decided not to require the presentation of comprehensive income in a separate statement that would treat comprehensive income as a measure of performance similar to the income statement. Instead, FASB is considering placing comprehensive income in the existing statement of stockholders' equity. The requirement to present comprehensive income per share has also been dropped.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse ratio of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Other factors affecting the performance of the company, including, but not limited to, market conduct claims and other litigation (including the matters described above in "Accounting and Legal Developments - Litigation" section), insurance industry insolvencies, stock market performance, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the company's variable products.






















ITEM 8.  Financial Statements and Supplementary Data

                        CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)

December 31                                                 1996          1995
_______________________________________________________________________________
ASSETS

Investments:
 Fixed maturities, available for sale,
   at fair value (cost: 1996 - $7,557,735;
   1995 - $6,884,837)                                 $7,731,964    $7,352,211
 Equity securities, at fair value (cost: 1996 -
  $48,857; 1995 - $49,789)                                77,181        50,595
 Mortgage loans on real estate                         1,720,114     1,169,456
 Real estate, less allowances for depreciation
  of $4,588 in 1996 and $4,804 in 1995                     8,613        13,960
 Policy loans                                            190,487       182,423
 Short-term investments                                   37,922        39,234
                                                    _____________   ___________
Total investments                                      9,766,281     8,807,879

Cash and cash equivalents                                 18,201        10,730

Securities and indebtedness of related parties             8,305         6,185

Accrued investment income                                135,291       122,834

Notes and other receivables                               22,464        32,410

Deferred policy acquisition costs                        733,158       554,179

Present value of in force acquired                        83,051            --

Property and equipment, less allowances for
 depreciation of $13,835 in 1996 and $9,761 in 1995       10,465         8,039

Current income taxes recoverable                           5,424         6,968

Intangible assets, less accumulated amortization
  of $1,579 in 1996 and $683 in 1995                      46,726         3,639

Other assets                                              82,434        48,102

Separate account assets                                1,657,879       171,881
                                                    _____________   ___________
Total assets                                         $12,569,679    $9,772,846
                                                    =============   ===========

See accompanying notes.





                   CONSOLIDATED BALANCE SHEETS - CONTINUED
                (Dollars in thousands, except per share data)

December 31                                                 1996          1995
_______________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive life products        $8,675,175    $7,500,494
  Traditional life insurance products                    712,296       718,110
  Unearned revenue reserve                                20,461        14,326
 Other policy claims and benefits                          7,481         8,980
                                                    _____________   ___________
                                                       9,415,413     8,241,910

Other policyholders' funds:
 Advance premiums and other deposits                         597           691
 Accrued dividends                                        12,807        12,715
                                                    _____________   ___________
                                                          13,404        13,406

Deferred income taxes                                     45,681       114,915
Commercial paper notes                                   104,600        58,100
Long-term debt                                           100,000       100,000
Other liabilities                                        211,903       178,702
Separate account liabilities                           1,657,879       171,881
                                                    _____________   ___________
                                                      11,548,880     8,878,914

Commitments and contingencies

Company-obligated, mandatorily-redeemable 8.70%
 preferred securities, due 2026, of its subsidiary,
 Equitable of Iowa Companies Capital Trust, holding
 solely debt securities of the company                   125,000            --

Stockholders' equity:
 Serial preferred stock, without par value -
  authorized 2,500,000 shares                                 --            --
 Common stock, without par value (stated value
  $1.00 per share) - authorized 70,000,000 shares
  in 1996 and 1995, issued and outstanding 31,988,410
  shares in 1996 and 31,769,490 in 1995                   31,988        31,769
 Additional paid-in capital                               85,140        80,100
 Unrealized appreciation (depreciation) of securities
  at fair value                                          104,711       209,738
 Retained earnings                                       678,219       573,799
 Unearned compensation (deduction)                        (4,259)       (1,474)
                                                    _____________   ___________
Total stockholders' equity                               895,799       893,932
                                                    _____________   ___________
Total liabilities and stockholders' equity           $12,569,679    $9,772,846
                                                    =============   ===========

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

Year ended December 31                        1996          1995          1994
_______________________________________________________________________________
Revenues:
 Annuity and interest sensitive life
  product charges                          $71,406       $51,466       $43,767
 Traditional life insurance premiums        39,566        43,425        46,265
 Net investment income                     715,579       641,094       524,411
 Realized gains on investments              16,255         9,524        19,697
 Other income                               25,869        19,353        17,520
                                        ___________   ___________   ___________
                                           868,675       764,862       651,660
Insurance benefits and expenses:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances    443,443       390,039       320,312
  Benefit claims incurred in excess of
   account balances                          7,892        10,396         8,877
 Traditional life insurance benefits        45,578        68,338        56,923
 Increase (decrease) in future
  traditional policy benefits               (1,243)       (6,867)        3,350
 Distributions to participating
  policyholders                             25,209        25,125        24,988
 Underwriting, acquisition and
  insurance expenses:
   Commissions                             139,705       146,069       157,028
   General expenses                         54,358        40,855        43,328
   Insurance taxes                           8,063        45,472         9,961
   Policy acquisition costs deferred      (167,753)     (178,133)     (193,263)
 Amortization:
  Deferred policy acquisition costs         79,550        72,537        50,921
  Present value of in force acquired         2,745            --            --
  Goodwill                                     663            74            74
                                        ___________   ___________   ___________
                                           638,210       613,905       482,499

Interest expense                            14,130        13,779         7,882
Other expenses                              21,340         8,672        10,035
                                        ___________   ___________   ___________
                                           673,680       636,356       500,416
                                        ___________   ___________   ___________
                                           194,995       128,506       151,244

Income taxes                                66,914        43,633        52,921
                                        ___________   ___________   ___________
                                           128,081        84,873        98,323
Equity income (loss), net of related
 income taxes                                  (87)           17           (39)
                                        ___________   ___________   ___________
Net income before distributions on
 company-obligated, mandatorily-
 redeemable preferred securities           127,994        84,890        98,284

See accompanying notes.

                  CONSOLIDATED STATEMENTS OF INCOME - CONTINUED
                  (Dollars in thousands, except per share data)

Year ended December 31                        1996          1995          1994
_______________________________________________________________________________
Distributions on company-obligated,
 mandatorily-redeemable preferred
 securities of subsidiary, Equitable
 of Iowa Companies Capital Trust,
 holding solely debt securities of the
 company                                   ($4,833)           --            --
                                        ___________   ___________   ___________
Net income                                $123,161       $84,890       $98,284
                                        ===========   ===========   ===========
Net income per common share                  $3.86         $2.68         $3.11
                                        ===========   ===========   ===========



See accompanying notes.




































            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                       Unreal-
                                         ized
                                        Appre
                                       ciation
                                        (Depre
                                       ciation)              Unearned
                              Addi-       of                 Compen-     Total
                              tional  Securities              sation    Stock-
                    Common   Paid-In   at Fair    Retained   (Deduc-   holders'
                    Stock    Capital    Value     Earnings    tion)     Equity
                   ________  ________ __________  _________  ________  _________
Balance at January
 1, 1994           $31,505   $75,841      ($167)  $422,093   ($1,310)  $527,962
 Cumulative effect
  of change in
  accounting principle
  regarding fixed
  maturity
  securities            --        --     22,516         --        --     22,516
 Net income for
  1994                  --        --         --     98,284        --     98,284
 Unrealized
  depreciation
  of securities
  at fair value         --        --    (49,215)        --        --    (49,215)
 Issuance of 165,452
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit              165     2,623         --         --      (455)     2,333
 Issuance of shares
  of common stock
  under dividend
  reinvestment plan      8       219         --         --        --        227
 Other                  --       (22)        --         --        --        (22)
 Cash
  dividends             --        --         --    (14,755)       --    (14,755)
                   ________  ________ __________  _________  ________  _________
Balance at Decem-
 ber 31, 1994       31,678    78,661    (26,866)   505,622    (1,765)   587,330


See accompanying notes.








      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                  (Dollars in thousands, except per share data)

                                       Unreal-
                                         ized
                                        Appre
                                       ciation
                                        (Depre
                                       ciation)              Unearned
                              Addi-       of                 Compen-     Total
                              tional  Securities              sation    Stock-
                    Common   Paid-In   at Fair    Retained   (Deduc-   holders'
                    Stock    Capital    Value     Earnings    tion)     Equity
                   ________  ________ __________  _________  ________  _________
 Net income for
  1995                  --        --         --    $84,890        --    $84,890
 Unrealized
  appreciation
  of securities
  at fair value         --        --   $236,604         --        --    236,604
 Issuance of 64,131
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit              $64      $523         --         --      $291        878
 Issuance of shares
  of common stock
  under employee
  purchase and
  dividend re-
  investment plan       27       916         --         --        --        943
 Cash
  dividends             --        --         --    (16,713)       --    (16,713)
                   ________  ________ __________  _________  ________  _________
Balance at Decem-
 ber 31, 1995       31,769    80,100    209,738    573,799    (1,474)   893,932



See accompanying notes.














      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - CONTINUED
                  (Dollars in thousands, except per share data)

                                       Unreal-
                                         ized
                                        Appre
                                       ciation
                                        (Depre
                                       ciation)              Unearned
                              Addi-       of                 Compen-     Total
                              tional  Securities              sation    Stock-
                    Common   Paid-In   at Fair    Retained   (Deduc-   holders'
                    Stock    Capital    Value     Earnings    tion)     Equity
                   ________  ________ __________  _________  ________  _________
 Net income for
  1996                  --        --         --   $123,161        --   $123,161
 Unrealized
  depreciation
  of securities
  at fair value         --        --  ($105,027)        --        --   (105,027)
 Issuance of 191,806
  shares of common
  stock under stock
  incentive plans, net
  of amortization and
  related income tax
  benefit             $192    $4,015         --         --   ($2,785)     1,422
 Issuance of shares
  of common stock
  under employee
  purchase and
  dividend re-
  investment plan       27     1,025         --         --        --      1,052
 Cash
  dividends             --        --         --    (18,741)       --    (18,741)
                   ________  ________ __________  _________  ________  _________
Balance at Decem-
 ber 31, 1996      $31,988   $85,140   $104,711   $678,219   ($4,259)  $895,799
                   ========  ======== ==========  =========  ========  =========


See accompanying notes.














                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

Year ended December 31                        1996          1995          1994
_______________________________________________________________________________
OPERATING ACTIVITIES
 Net income                               $123,161       $84,890       $98,284
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   interest sensitive life products:
   Interest credited to account balances   440,362       390,039       320,312
   Charges for mortality and
    administration                         (72,165)      (54,308)      (46,280)
   Change in unearned revenues               3,290          (293)         (449)
  Increase (decrease) in traditional life
   policy liabilities and accruals          (3,582)        2,758         3,750
  Decrease in other policyholders' funds        (2)         (756)         (130)
  Increase in accrued investment income     (9,190)      (16,875)      (13,486)
  Policy acquisition costs deferred       (167,753)     (178,133)     (193,263)
  Amortization of deferred policy
   acquisition costs                        79,550        72,537        50,921
  Amortization of present value of in
   force acquired                            2,745            --            --
  Change in other assets, other
   liabilities, and accrued income taxes   (12,750)       43,227        28,564
  Provision for depreciation and
   amortization                              2,769        (7,909)          260
  Provision for deferred income taxes          591          (216)       13,211
  Share of losses (equity in earnings)
   of related parties                          133           (27)           51
  Realized gains on investments            (16,255)       (9,524)      (19,697)
                                        ___________   ___________   ___________
Net cash provided by operating
  activities                               370,904       325,410       242,048

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale    572,617       145,173       204,847
  Fixed maturities - held for investment        --       203,395       286,844
  Equity securities                         16,358         6,572            --
  Mortgage loans on real estate             48,792        56,774        47,960
  Real estate                                7,414         2,030         5,662
  Policy loans                              32,432        28,436        30,397
  Short-term investments - net              19,936        11,741        16,644
                                        ___________   ___________   ___________
                                           697,549       454,121       592,354
 Acquisition of investments:
  Fixed maturities - available for sale (1,050,148)     (943,285)     (181,303)
  Fixed maturities - held for investment        --       (59,759)   (1,422,409)
  Equity securities                        (14,528)      (32,097)      (23,101)
  Mortgage loans on real estate           (599,823)     (612,449)     (314,255)
  Real estate                                 (710)       (1,018)         (876)
  Policy loans                             (36,497)      (34,411)      (29,996)
                                        ___________   ___________   ___________
                                        (1,701,706)   (1,683,019)   (1,971,940)

See accompanying notes.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                          (Dollars in thousands)

Year ended December 31                         1996          1995          1994
________________________________________________________________________________
INVESTING ACTIVITIES - CONTINUED
 Disposal of investments accounted for
  by the equity method                         $815          $498          $489
 Additions to investments accounted for
  by the equity method                       (2,500)           --        (1,376)
 Repayments of notes receivable                 200         1,317           223
 Issuance of notes receivable                    --            --        (2,438)
 Sales of property and equipment                177           109           282
 Purchase of a subsidiary, net of
  cash acquired                            (137,046)           --            --
 Purchases of property and equipment         (5,729)       (3,397)       (3,052)
                                         ___________   ___________   ___________
Net cash used in investing activities    (1,148,240)   (1,230,371)   (1,385,458)

FINANCING ACTIVITIES
Issuance (repayment) of commercial
 paper - net                                 46,500       (32,350)       56,450
Issuance of company-obligated, mandatorily-
 redeemable preferred securities            125,000            --            --
Issuance of long-term debt                       --       100,000            --
Repayment of long-term debt                      --            --       (50,214)
Receipts from annuity and interest
 sensitive life policies credited to
 policyholder account balances            1,613,737     1,691,189     1,746,108
Return of policyholder account balances
 on annuity and interest sensitive life
 policies                                  (982,007)     (835,893)     (586,762)
Issuance of stock under stock plans             318        (3,216)           67
Cash dividends paid                         (18,741)      (16,713)      (14,755)
                                         ___________   ___________   ___________
Net cash provided by financing
  activities                                784,807       903,017     1,150,894
                                         ___________   ___________   ___________
Increase (decrease) in cash and cash
  equivalents                                 7,471        (1,944)        7,484
Cash and cash equivalents at beginning
  of year                                    10,730        12,674         5,190
                                         ___________   ___________   ___________

Cash and cash equivalents at end of year    $18,201       $10,730       $12,674
                                         ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                  $14,073       $10,192        $7,650
  Income taxes                               63,125        32,158        61,834
Noncash investing and financing activities:
  Foreclosure of mortgage loans and notes
    receivable, including taxes and costs
    capitalized ($15) in 1996                   690            --           250

See accompanying notes.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996

1.  SIGNIFICANT ACCOUNTING POLICIES
__________________________________________________________________________

Consolidation
 The consolidated financial statements include the company and its subsidiaries. The principal subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG"). At December 31, 1996 and 1995, all subsidiaries are wholly owned (see Note 7 regarding purchase of Golden American). All significant intercompany accounts and transactions have been eliminated.

Organization
 Equitable Life, Golden American and USG offer various insurance products including deferred and immediate fixed annuities, variable annuities and interest sensitive, traditional and variable life insurance. These products are marketed by the company's career agency force, independent insurance agents, broker/dealers (including brokerage firms) and financial institutions. The company's primary customers are individuals.

Investments

 Fixed maturities: Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to SFAS No. 115, fixed maturity securities are designated as either "available for sale", "held for investment" or "trading". Sales of fixed maturities designated as "available for sale" are not restricted by SFAS No. 115. Available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. At December 31, 1996 and 1995, all of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Securities that the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by SFAS No. 115. Securities that are bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.


 Equity securities: Equity securities (common and non-redeemable preferred stocks) are reported at estimated fair value if readily marketable or conversion value, if applicable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity. Equity securities that are determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income.

 Mortgage loans: Mortgage loans on real estate are reported at cost adjusted for amortization of premiums and accrual of discounts. If the value of any mortgage loan is determined to be impaired (i.e., when it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement), the carrying value of the mortgage loan is reduced to the present value of expected future cash flows from the loan, discounted at the loan's effective interest rate, or to the loan's observable market price, or the fair value of the underlying collateral. The carrying value of impaired loans is reduced by the establishment of a valuation allowance which is adjusted at each reporting date for significant changes in the calculated value of the loan. Changes in this valuation allowance are charged or credited to income.

 Real estate: Real estate, which includes real estate acquired through foreclosure, is reported at cost less allowances for depreciation. Real estate acquired through foreclosure, or in-substance foreclosure, is recorded at the lower of cost (which includes the balance of the mortgage loan, any accrued interest and any costs incurred to obtain title to the property) or fair value at or before the foreclosure date. The carrying value of these assets is subject to review when events or circumstances indicate an impairment might exist. If the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment in value is deemed to exist and an impairment loss is recognized. The carrying value of the asset is written down to an amount representing the sum of the estimated undiscounted cash flows which becomes the asset's new cost basis.

 Other investments: Policy loans are reported at unpaid principal. Short-term investments are reported at cost adjusted for amortization of premiums and accrual of discounts. Investments accounted for by the equity method include investments in, and advances to, various joint ventures and partnerships.

 Fair values: Estimated fair values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Estimated fair values of equity securities are based on the latest quoted market prices or conversion value, if applicable. Estimated fair values of the company's investment in its registered separate accounts are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate accounts. Fair values of equity securities which are not readily marketable, are estimated based upon values which are representative of the fair values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.

Financial Instruments
 Interest rate caps and cash settled put swaptions ("instruments") are reported at amortized cost and included in other assets. These instruments were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. All outstanding instruments are designated as hedges and, therefore, are not reported at fair value. Premiums paid to purchase these instruments are deferred and amortized over the term of the instruments on a straight-line basis. The instruments do not require any additional payments by the company. Any payments received in accordance with the terms of the instruments are recorded as an adjustment to interest credited. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized.

Cash and Cash Equivalents
 For purposes of the consolidated statement of cash flows, the company considers all demand deposits and interest-bearing accounts not related to the investment function to be cash equivalents. All interest-bearing accounts classified as cash equivalents have original maturities of three months or less.

Deferred Policy Acquisition Costs
 Certain costs of acquiring new insurance business, principally commissions and other expenses related to the production of new business, have been deferred. For annuity and interest sensitive life products, such costs are amortized generally in proportion to the present value (using the assumed crediting rate) of expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the company revises its estimate of current or future gross profits to be realized from a group of products. For traditional life insurance products, such costs are amortized over the premium-paying period of the related policies in proportion to premium revenues recognized, using principally the same assumptions for interest, mortality and withdrawals that are used for computing liabilities for future policy benefits subject to traditional "lock-in" concepts. Deferred policy acquisition costs are adjusted to reflect the pro-forma impact of unrealized gains and losses on fixed maturity securities the company has designated as "available for sale" under SFAS No. 115.

Present Value of In Force Acquired
 A portion of the cost for the Golden American acquisition was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the expected future cash flows at the discount rate determined by the company. The expected future cash flows used to determine the PVIF are based on actuarially determined projected net cash flows from the policies in force acquired from Golden American. Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense in proportion to expected gross profits. This amortization is adjusted retrospectively, or "unlocked", when the company revises its estimate of current or future gross profits to be realized from the insurance contracts acquired. PVIF is adjusted to reflect the pro forma impact of unrealized gains (losses) on available for sale fixed maturity securities.

Property and Equipment
 Property and equipment primarily represent leasehold improvements at the company's headquarters and at various agency offices, office furniture and equipment and capitalized computer software and are not considered to be significant to the company's overall operations. Property and equipment are reported at cost less allowances for depreciation. Depreciation expense is computed primarily on the basis of the straight-line method over the estimated useful lives of the assets.

Intangible Assets
  Intangible assets include goodwill established with the purchase of Golden American, the value of various licenses acquired with the purchase of USG and capitalized costs related to the company's mandatorily-redeemable preferred securities, lines of credit and long-term debt. Goodwill, related to the purchase of Golden American, is being amortized over twenty-five years. Intangible assets related to insurance licenses are being amortized over forty years. Capitalized line of credit costs are being amortized over the term of the underlying line of credit agreement. Debt issuance costs and issue costs associated with the company-obligated, mandatorily-redeemable preferred securities are being amortized over the term of the instruments, ten years and thirty years, respectively. All intangible assets are being amortized on a straight-line basis.

Future Policy Benefits
 Future policy benefits for fixed annuity and interest sensitive life products, are established utilizing the retrospective deposit accounting method. Policy reserves represent the premiums received plus accumulated interest, less mortality and administration charges. Interest credited to these policies ranged from 3.00% to 11.00% during 1996, 3.35% to 11.35% during 1995 and 3.50% to 11.35% during 1994.
 The unearned revenue reserve primarily reflects the unamortized balance of the excess of first year administration charges over renewal period administration charges (policy initiation fees) on fixed annuity and interest sensitive life products and unearned distribution fees discussed below. These excess charges have been deferred and are being recognized in income over the period benefited using the same assumptions and factors used to amortize deferred policy acquisition costs.
 The liability for future policy benefits for traditional life insurance products has been calculated on a net-level premium basis. Interest assumptions range from 2.75% for 1956 and prior issues to a 9.00% level, graded to 6.00% after twenty years for current issues. Mortality, morbidity and withdrawal assumptions generally are based on actual experience. These assumptions have been modified to provide for possible adverse deviation from the assumptions. Future dividends for participating business (which accounted for 1.5% of premiums and 8.5% of life insurance in force in 1996) are provided for in the liability for future policy benefits.

Separate Accounts
 Assets and liabilities of the separate accounts reported in the accompanying balance sheets represent funds that are separately administered principally for variable annuity and variable life contracts, as well as, the company's defined pension benefit plan assets and liabilities. Contractholders, rather than the company, bear the investment risk for variable products. At the direction of the contractholders, the separate accounts invest the premiums from the sale of variable annuity and variable life products in shares of specified mutual funds. The assets and liabilities of the separate accounts are clearly identified and segregated from other assets and liabilities of the company. The portion of the separate account assets applicable to variable annuity and variable life contracts cannot be charged with liabilities arising out of any other business the company may conduct.
 Variable separate account assets carried at fair value of the underlying investments generally represent contractholder investment values maintained in the accounts. Variable separate account liabilities represent account balances for the variable annuity and variable life contracts invested in the separate accounts. The company's separate account assets and liabilities for its pension plan represent the estimated fair values of the pension plan assets and associated liabilities. Net investment income and realized and unrealized capital gains and losses related to separate account assets are not reflected in the accompanying Statement of Income.
 Product charges recorded by the company from variable annuity and variable life products consist of charges applicable to each contract for mortality and expense risk, cost of insurance, contract administration and surrender charges. In addition, some variable annuity and all variable life contracts provide for a distribution fee collected for a limited number of years after each premium deposit. Revenue recognition of collected distribution fees is amortized over the life of the contract in proportion to its expected gross profits. The balance of unrecognized revenue related to the distribution fees is reported as an unearned revenue reserve. The company also receives investment advisory and investment management fees from the mutual funds underlying its variable products which is recorded in other income.

Recognition of Premium Revenues and Costs
 Revenues for fixed annuity and interest sensitive life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed against policyholder account balances during the period. Expenses related to these products include interest credited to policyholder account balances and benefit claims incurred in excess of policyholder account balances.
 Traditional life insurance premiums are recognized as revenues over the premium-paying period. Future policy benefits and policy acquisition costs are associated with the premiums as earned by means of the provision for future policy benefits and amortization of deferred policy acquisition costs.

Deferred Income Taxes
 Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred tax assets or liabilities are adjusted to reflect the pro forma impact of unrealized gains and losses on equity securities and fixed maturity securities the company has designated as available for sale under SFAS No. 115. Changes in deferred tax assets or liabilities resulting from this SFAS No. 115 adjustment are charged or credited directly to stockholders' equity. Deferred income tax expenses or credits reflected in the company's Statements of Income are based on the changes in the deferred tax asset or liability from period to period (excluding the SFAS No. 115 adjustment).

Net Income per Share of Common Stock
 Net income per share is based on the weighted average number of shares of common stock outstanding during each year (1996 - 31,904,734; 1995 - 31,709,032 and 1994 - 31,612,675). Employee stock options have not been included in the net income per share computations because their effect is not material.

Dividends per Share of Common Stock
 For the years ended December 31, 1996, 1995 and 1994, the company paid dividends per share of $0.585, $0.525 and $0.465, respectively.

Dividend Restrictions
 The company's ability to pay dividends to its stockholders is restricted by certain debt covenants. The most restrictive covenant requires the company to maintain tangible net worth equal to the sum of $490,000,000 plus proceeds from any issuance of capital stock plus one-half of net income recognized subsequent to January 1, 1995. At December 31, 1996, retained earnings available for dividends aggregated $303,660,000.
 The ability of Equitable Life and Golden American to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During 1997, Equitable Life and Golden American could pay dividends to the parent company of approximately $95,363,000 and $2,186,000, respectively, without prior approval of statutory authorities.

Use of Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates.
 Management is required to utilize historical experience and assumptions about future events and circumstances in order to develop estimates of material reported amounts and disclosures. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates and assumptions are (1) estimates of fair values of investments in securities and other financial instruments, as well as fair values of policyholder liabilities, (2) policyholder liabilities, (3) deferred policy acquisition costs and present value of in force acquired, (4) fair values of assets received and liabilities assumed in acquisition transactions, (5) net assets for pension and liabilities for postretirement benefits, (6) asset valuation allowances, (7) guaranty fund assessment accruals, (8) deferred tax benefits (liabilities) and (9) estimates for commitments and contingencies including legal matters, if a liability is anticipated and can be reasonably estimated. Estimates and assumptions regarding all of the preceding are inherently subject to change and are reassessed periodically. Changes in estimates and assumptions could materially impact the financial statements.

Reclassification
 Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.


2.  BASIS OF FINANCIAL REPORTING - LIFE INSURANCE OPERATIONS
__________________________________________________________________________

 The financial statements of the life insurance subsidiaries differ from related statutory financial statements principally as follows: (1) acquisition costs of acquiring new business are deferred and amortized over the life of the policies rather than charged to operations as incurred, (2) an asset representing the present value of future cash flows from insurance contracts acquired was established as a result of an acquisition and is being amortized and charged to expense, (3) future policy benefit reserves for annuity and interest sensitive life products are based on full account values, rather than the greater of cash surrender value or amounts derived from discounting methodologies utilizing statutory interest rates, (4) future policy benefit reserves on traditional life insurance products are based on reasonable assumptions of expected mortality, interest and withdrawals which include a provision for possible unfavorable deviation from such assumptions, which may differ from reserves based upon statutory mortality rates and interest, (5) reserves are reported before reduction for reserve credits related to reinsurance ceded and a receivable is established, net of an allowance for uncollectible amounts, for these credits rather than presented net of these credits, (6) fixed maturity investments are designated as "available for sale" and valued at fair value with unrealized appreciation/depreciation, net of adjustments to deferred income taxes (if applicable), deferred policy acquisition costs, and present value of in force acquired, credited/charged directly to stockholders' equity rather than valued at amortized cost, (7) the carrying value of fixed maturity securities is reduced to fair value by a charge to realized losses in the statements of income when declines in carrying value are judged to be other than temporary, rather than through the establishment of a formula-determined statutory investment reserve (carried as a liability), changes in which are charged directly to surplus, (8) deferred income taxes are provided for the difference between the financial statement and income tax bases of assets and liabilities, (9) net realized gains or losses attributed to changes in the level of interest rates in the market are recognized when the sale is completed rather than deferred and amortized over the remaining life of the fixed maturity security or mortgage loan, (10) gains arising from sale lease-back transactions are deferred and amortized over the life of the lease rather than recognized in the period of sale, (11) a liability is established for anticipated guaranty fund assessments, net of related anticipated premium tax credits, rather than capitalized when assessed and amortized in accordance with procedures permitted by insurance regulatory authorities, (12) a prepaid pension cost asset established in accordance with SFAS No. 87, "Employers' Accounting for Pensions", agents' balances and certain other assets designated as "non-admitted assets" for statutory purposes are reported as assets rather than being charged to surplus, (13) revenues for annuity and interest sensitive life products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees and surrender charges assessed rather than premiums received, (14) expenses for postretirement benefits other than pensions are recognized for all qualified employees rather than for only vested and fully-eligible employees, and the accumulated postretirement benefit obligation for years prior to adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" was recognized as a cumulative effect of change in accounting method rather than deferred and amortized over twenty years, (15) assets and liabilities are restated to fair values when a change in ownership occurs, with provisions for goodwill and other intangible assets, rather than continuing to be presented at historical cost, and (16) amortization of the cost of financial instruments purchased in conjunction with the company's hedging program are recorded in interest credited rather than as a deduction from net investment income.
 Net income for Equitable Life, USG and Equitable American Insurance Company as determined in accordance with statutory accounting practices was $96,841,000 in 1996, $87,179,000 in 1995 and $61,421,000 in 1994. Net income
(loss) for Golden American as determined in accordance with statutory accounting practices was $(9,188,000) in 1996, $(4,117,000) in 1995 and
$(11,260,000) in 1994. Total combined statutory capital and surplus, including Golden American in 1996 and 1995, was $647,746,000 at December 31, 1996 and $599,175,000 at December 31, 1995.
















3.  INVESTMENT OPERATIONS
__________________________________________________________________________

Investment Results
 Major categories of net investment income are summarized below:

Year ended December 31                       1996          1995          1994
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities                       $581,863      $558,903      $478,436
  Equity securities                         3,183         1,255           303
  Mortgage loans on real estate           125,347        76,382        39,117
  Real estate                               2,588         2,747         3,696
  Policy loans                             10,492        10,049         9,788
  Short-term investments                    1,837         1,275           886
  Other - net                               1,000           996           801
                                       ___________   ___________   ___________
                                          726,310       651,607       533,027
  Less investment expenses                (10,731)      (10,513)       (8,616)
                                       ___________   ___________   ___________
  Net investment income                  $715,579      $641,094      $524,411
                                       ===========   ===========   ===========

Realized gains (losses) on investments are as follows:

                                                      Realized*
Year ended December 31                       1996          1995          1994
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities:
    Available for sale                    $13,599       ($3,401)       $7,417
    Held for investment                        --         9,330        11,364
  Equity securities                           869           912            --
  Mortgage loans on real estate                --            --           (62)
  Real estate                               1,218          (161)            7
  Equity investments                          569         2,844           971
                                       ___________   ___________   ___________
  Realized gains on investments           $16,255        $9,524       $19,697
                                       ===========   ===========   ===========

*See Note 8 for the income tax effects attributable to realized gains and losses on investments.













The change in unrealized appreciation (depreciation) on securities at fair value is as follows:

                                                     Unrealized
Year ended December 31                       1996          1995          1994
______________________________________________________________________________
(Dollars in thousands)
  Fixed maturities:
    Available for sale                  ($293,145)     $507,971      ($40,597)
    Held for investment                        --       334,708      (663,840)
  Equity securities                        27,518         1,179          (206)
                                       ___________   ___________   ___________
  Unrealized appreciation (depre-
    ciation) of securities              ($265,627)     $843,858     ($704,643)
                                       ===========   ===========   ===========

Fixed Maturity and Equity Securities
 Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires companies to classify their securities as "held to maturity", "available for sale" or "trading".
 On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a special report allowing companies an opportunity to reassess the classification of their securities holdings pursuant to SFAS No. 115. In response to this opportunity, the company reclassified 100% of the securities in its "held to maturity" category to "available for sale" on December 1, 1995 to maximize investment flexibility. As a result of this reclassification, securities with combined cost totaling $5,250,921,000 and estimated fair value of $5,560,519,000 were transferred from the company's held for investment portfolio to its available for sale portfolio. This transfer caused the net unrealized investment gain component of stockholders' equity to increase by $138,795,000 (net of deferred income taxes of $74,735,000 and an adjustment of $96,068,000 to deferred policy acquisition costs). The company is not, however, precluded from classifying securities as held to maturity in the future.
 SFAS No. 115 requires the carrying value of fixed maturity securities classified as available for sale to be adjusted for changes in market value, primarily caused by interest rates. While other related accounts are adjusted as discussed above, the insurance liabilities supported by these securities are not adjusted under SFAS No. 115, thereby creating volatility in stockholders' equity as interest rates change. As a result, the company expects that its stockholders' equity will be exposed to incremental volatility due to changes in market interest rates and the accompanying changes in the reported value of securities classified as available for sale, with equity increasing as market interest rates decline and, conversely, decreasing as market interest rates rise.
 Due to this potential for distortion in stockholders' equity, fair value disclosure is provided in Note 5. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair values for selected financial instruments but does not require disclosure of fair value of life insurance liabilities. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is provided in an effort to more properly reflect changes in stockholders' equity from fluctuations in interest rates.



 At December 31, 1996 and 1995, the amortized cost, gross unrealized gains and losses and estimated fair value of the company's fixed maturity securities, all of which are designated as available for sale, are as follows:

                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized          Fair
December 31, 1996                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities  $322,244        $9,796       ($1,002)     $331,038
 Other                         90,456         2,127        (1,424)       91,159
States, municipalities,
 and political
 subdivisions                  15,131         1,134            --        16,265
Foreign governments            10,572         2,706            --        13,278
Public utilities            1,241,270        41,270       (15,796)    1,266,744
Investment grade
 corporate                  2,789,228       157,554       (16,755)    2,930,027
Below investment grade
 corporate                    733,182        14,230       (16,049)      731,363
Mortgage-backed
 securities                 2,355,036        41,925       (45,258)    2,351,703
Redeemable preferred
 stocks                           616            --          (229)          387
                           ___________   ___________   ___________   ___________
Total                      $7,557,735      $270,742      ($96,513)   $7,731,964
                           ===========   ===========   ===========   ===========



























                                              Gross         Gross     Estimated
                            Amortized    Unrealized    Unrealized          Fair
December 31, 1995                Cost         Gains        Losses         Value
________________________________________________________________________________
(Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities  $289,422       $16,738                    $306,160
 Other                         60,567         4,163           ($2)       64,728
States, municipalities,
 and political
 subdivisions                  15,485         1,639            --        17,124
Foreign governments            10,573         3,426            --        13,999
Public utilities            1,271,641        92,546        (2,077)    1,362,110
Investment grade
 corporate                  2,322,036       277,981        (1,303)    2,598,714
Below investment grade
 corporate                    574,284        19,428       (12,492)      581,220
Mortgage-backed
 securities                 2,340,194        75,704        (8,142)    2,407,756
Redeemable preferred
 stocks                           635            --          (235)          400
                           ___________   ___________   ___________   ___________
Total                      $6,884,837      $491,625      ($24,251)   $7,352,211
                           ===========   ===========   ===========   ===========

 At December 31, 1996, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $174,229,000. This appreciation caused an increase in stockholders' equity of $76,387,000 at December 31, 1996 (net of deferred income taxes of $54,164,000 and an adjustment of $43,678,000 to deferred policy acquisition costs). At December 31, 1995, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $467,375,000. This appreciation caused an increase in stockholders' equity of $208,932,000 at December 31, 1995 (net of deferred income taxes of $113,503,000 and an adjustment of $144,940,000 to deferred policy acquisition costs). No fixed maturity securities were designated as held for investment or trading at December 31, 1996 or 1995. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates fair value for these securities.
 At December 31, 1996, net unrealized appreciation of equity securities of $28,324,000 was comprised of gross unrealized appreciation of $2,244,000 on the company's investment in Equitable Life's registered separate account, gross unrealized appreciation of $26,315,000 on an investment in a real estate investment trust and gross unrealized depreciation of $235,000 on other equity securities. The company's investment in the real estate investment trust had an estimated fair value of $61,339,000 and a cost basis of $35,024,000 at December 31, 1996. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.
 The amortized cost and estimated fair value of fixed maturity securities, designated as available for sale, by contractual maturity, at December 31, 1996, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                  Amortized          Fair
December 31, 1996                                      Cost         Value
__________________________________________________________________________
(Dollars in thousands)
Due within one year                                 $27,802       $28,030
Due after one year through five years               323,053       329,717
Due after five years through ten years            2,021,841     2,076,997
Due after ten years                               2,507,759     2,614,479
                                                 ___________   ___________
                                                  4,880,455     5,049,223
Mortgage-backed securities                        2,677,280     2,682,741
                                                 ___________   ___________
Total                                            $7,557,735    $7,731,964
                                                 ===========   ===========





































 An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                Gross       Gross      Proceeds
                                Amortized    Realized    Realized          from
                                     Cost       Gains      Losses          Sale
________________________________________________________________________________
(Dollars in thousands)
Year ended December 31, 1996:
Scheduled principal repayments,
 calls and tenders               $291,257     $11,866       ($315)     $302,808
Sales                             267,761       3,576      (1,528)      269,809
                               ___________   _________   _________   ___________
Total                            $559,018     $15,442     ($1,843)     $572,617
                               ===========   =========   =========   ===========


Year ended December 31, 1995:
Scheduled principal repayments,
 calls and tenders (available
 for sale only):
   Available for sale             $59,935        $319        ($19)      $60,235
   Held for investment            172,082       5,279        (274)      177,087
Sales:
   Available for sale              82,837       2,104          (3)       84,938
   Held for investment             21,983       4,325          --        26,308
                               ___________   _________   _________   ___________
Total                            $336,837     $12,027       ($296)     $348,568
                               ===========   =========   =========   ===========

Year ended December 31, 1994:
Scheduled principal repayments,
 calls and tenders (available
 for sale only):
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
                               ===========   =========   =========   ===========















Mortgage-backed Securities
 The amortized cost and estimated fair value of mortgage-backed securities, which comprise 35% of the company's investment in fixed maturity securities at December 31, 1996, by type, are as follows:

                                                                    Estimated
                                                                         Fair
December 31, 1996                                         Cost          Value
______________________________________________________________________________
(Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
    Very accurately defined maturities                 $17,344        $17,987
    Planned amortization class                          70,308         74,081
    Targeted amortization class                         29,336         29,051
    Sequential pay                                      94,738         94,674
    Pass through                                       110,518        115,245

Private Label CMOs and REMICs:
    Very accurately defined maturities                  30,654         31,439
    Planned amortization class                          25,569         26,889
    Targeted amortization class                        435,801        426,698
    Sequential pay                                   1,801,006      1,803,582
    Mezzanines                                          37,685         37,835
    Private placements and subordinate issues           24,321         25,260
                                                    ___________    ___________
Total mortgage-backed securities                    $2,677,280     $2,682,741
                                                    ===========    ===========

 During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At December 31, 1996, unamortized premiums on mortgage-backed securities totaled $4,805,000 and unaccrued discounts on mortgage-backed securities totaled $53,047,000.

Other Investment Information
 Investment Valuation Analysis: The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary. During 1996, no investments were identified as having an impairment other than temporary. During 1995, the company identified two below investment grade securities as having impairments in value that were other than temporary. As a result of those determinations, the company recognized pre-tax losses of $5,802,000 to reduce the carrying value of the securities to their estimated fair value. These securities were subsequently sold resulting in realized gains totaling $1,200,000 during 1995. During 1994, the company recognized a pre-tax loss of $619,000 to reduce the carrying value of one fixed maturity security to its estimated fair value.
 At December 31, 1996, one mortgage loan with a carrying value of $41,000 was delinquent by 90 days or more.
 The carrying value of investments which have been non-income producing for the years ending December 31, 1996 and 1995, totaled $239,000 related to a real estate property.

 Investments on Deposit: At December 31, 1996, affidavits of deposits covering bonds with a par value of $1,787,087,000 (1995 - $1,693,573,000), mortgage loans with an unpaid principal balance of $402,911,000 (1995 - $304,729,000) and policy loans with an unpaid balance of $164,659,000 (1995 - $167,844,000) were on deposit with state agencies to meet regulatory requirements. In addition, at December 31, 1996, pursuant to a reinsurance agreement, the company had investments with a carrying value of $56,314,000 (1995 - $63,664,000) and estimated market values of $53,833,000 (1995 -
$64,350,000) deposited in a trust for the benefit of the ceding company.

 Investment Diversifications: The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and set limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (30% in 1996, 33% in 1995), public utilities (17% in 1996, 19% in 1995), basic industrials (23% in 1996, 21% in 1995) and consumer products (12% in 1996 and 1995). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1996 and 1995. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (28% in 1996, 32% in 1995), industrial buildings (29% in 1996, 26% in 1995), multi-
family residential buildings (20% in 1996, 24% in 1995) and office buildings (22% in 1996, 17% in 1995). Equity securities (which represents 0.8% of the company's investments) consist primarily of investments in the company's registered separate accounts and an investment of $61,339,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.
 No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at December 31, 1996.

4.  FINANCIAL INSTRUMENTS - RISK MANAGEMENT
__________________________________________________________________________

 Hedging Program: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps and cash settled put swaptions ("instruments"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased instruments, all during the second quarter, with notional amounts totaling approximately $600,000,000 in interest rate caps and $1,300,000,000 in cash settled put swaptions all of which were outstanding at December 31, 1996. The company paid approximately $21,100,000 in premiums for these instruments. The cost of this program has been incorporated into the company's product pricing. The instruments do not require any additional payments by the company.
 The agreements for these instruments entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5%). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by taking the excess of the current applicable rate over the specified fixed rate, and multiplying this excess by the notional amount of the caps. Payments on cash settled put swaptions are also calculated based upon the excess of the current applicable rate over the specified fixed rate multiplied by the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the discount rate defined in the agreement. Any payments received from the counterparties will be recorded as an adjustment to interest credited.
 The following table summarizes the contractual maturities of notional amounts by type of instrument at December 31, 1996:

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
                =================================================================

 Accounting Treatment: Premiums paid to purchase these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $3,081,000 for 1996. Unrealized gains and losses on these instruments and related assets or liabilities will not be recorded in income until realized. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. The SEC amended its derivative disclosures rules in January of 1997 requiring additional qualitative and quantitative disclosures by December 31, 1997. FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.







 Any unrealized gain or loss on the instruments is off-balance sheet and therefore, is not reflected in the financial statements. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of December 31, 1996:

                                                Gross       Gross    Estimated
                               Amortized   Unrealized  Unrealized         Fair
December 31, 1996                   Cost        Gains      Losses        Value
_______________________________________________________________________________
                                              (Dollars in thousands)

Interest rate caps                $5,164                  ($1,456)      $3,708
Cash settled put swaptions        12,877          $65      (2,570)      10,372
                              _________________________________________________
Total                            $18,041          $65     ($4,026)     $14,080
                              =================================================

 The decline in fair value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

 Exposure to Loss - Counterparty Nonperformance: The company is exposed to the risk of losses in the event of nonperformance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of nonperformance will be limited to the unamortized premium (remaining amortized cost) paid to purchase the instrument because no additional payments are required by the company on these instruments after the initial premium. Counterparty nonperformance would result in an economic loss if interest rates exceeded the specified fixed rate. Economic losses would be measured by the net replacement cost, or estimated fair value, for such instruments. The estimated fair value is the average of quotes obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversification among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.















The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of December 31, 1996, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (fair value) of the company's instruments was as follows:

December 31, 1996                              Net Replacement Value
_____________________________________________________________________________
(Dollars in thousands)            Interest      Cash Settled
                                 Rate Caps      Put Swaptions          Total
                               ______________________________________________

Counterparties credit quality:
   AAA                              $2,447           $5,363           $7,810
   AA-                               1,261            2,828            4,089
   A+                                   --            2,181            2,181
                               ______________________________________________
Total                               $3,708          $10,372          $14,080
                               ==============================================

5.    FAIR VALUES OF FINANCIAL INSTRUMENTS
__________________________________________________________________________

 SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of estimated fair value of all financial instruments, including both assets and liabilities recognized and not recognized in a company's balance sheet, unless specifically exempted. SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires additional disclosures about derivative financial instruments. Most of the company's investments, insurance liabilities and debt, as well as off-balance-sheet items such as loan guarantees, fall within the standards' definition of a financial instrument. Although the company's life insurance liabilities are specifically exempted from this disclosure requirement, estimated fair value disclosure of these liabilities is also provided in order to make the disclosures more meaningful. Accounting, actuarial and regulatory bodies are continuing to study the methodologies to be used in developing fair value information, particularly as it relates to liabilities for insurance contracts. Accordingly, care should be exercised in deriving conclusions about the company's business or financial condition based on the information presented herein.
 The company closely monitors the level of its insurance liabilities, the level of interest rates credited to its interest-sensitive products and the assumed interest margin provided for within the pricing structure of its other products. These amounts are taken into consideration in the company's overall management of interest rate risk, which attempts to minimize exposure to changing interest rates through the matching of investment cash flows with amounts expected to be due under insurance contracts. As discussed below, the company has used discount rates in its determination of fair values for its liabilities which are consistent with market yields for related assets. The use of the asset market yield is consistent with management's opinion that the risks inherent in its asset and liability portfolios are similar. This assumption, however, might not result in values that are consistent with those obtained through an actuarial appraisal of the company's business or values that might arise in a negotiated transaction.



 The following compares carrying values as shown for financial reporting purposes with estimated fair values.

December 31                             1996                       1995
________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                  Estimated
                              Carrying        Fair       Carrying       Fair
                               Value         Value         Value        Value
                            ____________  ____________  ___________  ___________

ASSETS
Balance sheet financial assets:
  Fixed maturities
   available for sale        $7,731,964    $7,731,964   $7,352,211   $7,352,211
  Equity securities              77,181        77,181       50,595       50,595
  Mortgage loans on real
   estate                     1,720,114     1,739,443    1,169,456    1,245,128
  Short-term investments         37,922        37,922       39,234       39,234
  Cash and cash equivalents      18,201        18,201       10,730       10,730
  Notes and other
   receivables                  143,490       143,490      137,141      137,141
  Separate account assets     1,657,879     1,657,879      171,881      171,881
                            ____________  ____________  ___________  ___________
                             11,386,751    11,406,080    8,931,248    9,006,920
Deferred policy acquisition
 costs                          733,158            --      554,179           --
Present value of in force
 acquired                        83,051            --           --           --
Intangible assets                46,726            --        3,639           --
Prepaid pension and other
 postretirement benefits         25,899        27,989       24,209       23,634
Derivative financial
 instruments                     18,041        14,080           --           --
Non-financial assets             61,264        61,264       49,959       49,959
                            ____________  ____________  ___________  ___________
Total assets                $12,354,890   $11,509,413   $9,563,234   $9,080,513
                            ============  ============  ===========  ===========



















December 31                             1996                       1995
________________________________________________________________________________
(Dollars in thousands)
                                           Estimated                  Estimated
                              Carrying        Fair       Carrying       Fair
                               Value         Value         Value        Value
                            ____________  ____________  ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Balance sheet financial liabilities:
  Future policy benefits (net of related policy loans):
    Universal life and
     current interest
     products                  $493,419      $309,620     $441,726     $309,142
    Annuity products          8,021,601     6,726,423    6,846,030    5,905,241
    Participating insurance
     and non-participating
     traditional life
     insurance                  688,758       515,706      745,339      558,445
                            ____________  ____________  ___________  ___________
                              9,203,778     7,551,749    8,033,095    6,772,828

  Long-term debt                100,000       108,870      100,000      115,080
  Commercial paper notes        104,600       104,600       58,100       58,100
  Separate account
   liabilities                1,657,879     1,524,241      171,881      171,881
                            ____________  ____________  ___________  ___________
                             11,066,257     9,289,460    8,363,076    7,117,889
Deferred income taxes on fair
 value adjustments                   --       325,962           --      267,710
Non-financial liabilities       267,834       267,834      306,226      306,226
                            ____________  ____________  ___________  ___________
Total liabilities            11,334,091     9,883,256    8,669,302    7,691,825

Company-obligated,
 mandatorily-redeemable
 preferred securities           125,000       127,500           --           --

Stockholders' equity            895,799     1,498,657      893,932    1,388,688
                            ____________  ____________  ___________  ___________
Total liabilities and
 stockholders' equity       $12,354,890   $11,509,413   $9,563,234   $9,080,513
                            ============  ============  ===========  ===========

 Fixed maturities: Estimated fair values of publicly traded securities are as reported by an independent pricing service. Estimated fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of redeemable preferred stocks are as reported by the NAIC.
 Equity securities: Estimated fair values are based upon the latest quoted market prices, where available. For equity securities not actively traded, estimated fair values are based upon values of issues of comparable yield and quality or conversion value.
 Mortgage loans on real estate: Fair values are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans.
 Short-term investments, cash and cash equivalents, notes and other receivables, commercial paper notes: Carrying values reported in the company's historical cost basis balance sheet approximate estimated fair value for these instruments, due to their short-term nature.
 Deferred policy acquisition costs, present value of in force acquired and intangible assets: For historical cost purposes, the recovery of policy acquisition costs and present value of in force acquired is based on the realization, among other things, of future interest spreads and gross premiums on in-force business. Because these cash flows are considered in the computation of the future policy benefit cash flows, the balances of deferred policy acquisition cost and present value of in force acquired do not appear on the estimated fair value balance sheet. Intangible assets do not appear in the estimated fair value balance sheet because there are no cash flows related to these assets.
  Prepaid pension and other postretirement benefits: Estimated fair value of the prepaid pension costs asset and other postretirement benefits obligations represents the fair value of plan assets less accumulated benefit obligations (pension) and accumulated postretirement benefit obligations. Differences in estimated fair value and carrying value are the result of deferral of recognition of: prior service costs, unrecognized gains and losses and the remaining balance of the unrecognized transition asset for pensions.
  Derivative financial instruments: SFAS No. 119 requires disclosures about derivative financial instruments such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics.
During 1996, with the implementation of the company's hedging program, the company purchased interest rate caps and cash settled put swaptions. The estimated fair values are the average of quotes obtained from related and unrelated counterparties. The company was not a party to such instruments at any time during 1995. Estimated fair values for these instruments reflect changes in interest rates and market conditions since time of purchase.
  Separate account assets: Separate account assets represents the estimated fair values of the underlying securities in the company's historical cost and estimated fair value basis balance sheets.
 Future policy benefits: Estimated fair values of the company's liabilities for future policy benefits for interest sensitive life products, annuity products and participating insurance and non-participating traditional life insurance products are based upon discounted cash flow calculations. Cash flows of future policy benefits are discounted using the market yield rate of the assets supporting these liabilities. Estimated fair values are presented net of the estimated fair value of corresponding policy loans due to the interdependent nature of the cash flows associated with these items.
 Long-term debt: Estimated fair value of the company's publicly-traded debt issue was based upon quoted market prices at December 31, 1996.
  Separate account liabilities: Separate account liabilities are reported at full account value in the company's historical cost balance sheet. Estimated fair values of separate account liabilities are based upon assumptions using an estimated long-term average market rate of return to discount future cash flows. The reduction in fair values for separate account liabilities reflect the present value of future revenue from product charges, distribution fees or surrender charges.
  Deferred income taxes on fair value adjustments: Deferred income taxes have been reported at the statutory rate for the differences (except for those attributed to permanent differences) between the carrying value and estimated fair value of assets and liabilities set forth herein.
 Non-financial assets and liabilities: Values are presented at historical cost. Non-financial assets consist primarily of real estate, securities and indebtedness of related parties, property and equipment, current income taxes recoverable and guaranty fund premium tax offset. Non-financial liabilities consist primarily of other policy claims and benefits, accrued dividends, deferred income taxes payable, guaranty fund assessments payable, outstanding checks, suspense accounts, draft accounts payable and mortgage escrow accounts.
  Company-obligated, mandatorily-redeemable preferred securities: Estimated fair value of the publicly traded preferred securities of the company's subsidiary trust was based upon quoted market prices at December 31, 1996.
 SFAS No. 107 and SFAS No. 119 require disclosure of estimated fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, estimated fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The above presentation should not be viewed as an appraisal as there are several factors, such as the fair value associated with customer and agent relationships and other intangible items, which have not been considered. In addition, interest rates and other assumptions might be modified if an actual appraisal were to be performed. Accordingly, the aggregate estimated fair value amounts presented herein are limited by each of these factors and do not purport to represent the underlying value of the company.

6.  CREDIT ARRANGEMENTS
__________________________________________________________________________

 Company-Obligated, Mandatorily-Redeemable Preferred Securities of Subsidiary
Trust: On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable of Iowa Companies ("Equitable"), issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount, of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of December 31, 1996, 5,000,000 shares of Preferred Securities were outstanding.
 Equitable has obligations under the Debt Securities, the Preferred Securities Guarantee Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust's obligations under the Preferred Securities.
 Net proceeds of approximately $120,305,000 from the issuance of $125,000,000 of Preferred Securities, were used to fund, in part, the acquisition of BT Variable Inc., which owned all the outstanding capital stock of Golden American and Directed Services, Inc. Refer to Note 7 for further information regarding the acquisition.

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

 Commercial Paper Notes: The company issues commercial paper notes to provide for working capital needs and to provide short term liquidity. This commercial paper program is supported by the company's line of credit discussed below. Commercial paper notes are issued for periods not exceeding 270 days. At December 31, 1996 and 1995, commercial paper notes of $104,600,000 and $58,100,000, respectively, were outstanding under this arrangement at a weighted average interest rate of 5.7% and 6.0%, respectively. At December 31, 1996, the company's commercial paper was rated A-1 by Standard and Poor's Corporation, D-1 by Duff & Phelps Credit Rating Company and P-2 by Moody's Investors Service.

 Line of Credit: The company maintains a line of credit arrangement with several banks to support its commercial paper notes payable and to provide short-term liquidity. The maximum borrowing allowed under this facility is $300,000,000 (no amounts outstanding at December 31, 1996) expiring on May 10, 2001. The terms of the credit arrangement set limits on debt levels of the company and its insurance subsidiaries, require maintenance of a minimum level of consolidated tangible net worth and insurance subsidiary statutory capital and surplus and risk-based capital, and restricts certain investments.

7.  ACQUISITION
__________________________________________________________________________

 Transaction: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable Inc., ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. BT Variable, a New York corporation, in turn, owns all the outstanding capital stock of Golden American, a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker/dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a recent offering of securities undertaken by the Trust, an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. The acquisition was accounted for using the purchase method, and the results of operations of BT Variable are included in the consolidated statement of income from the date of acquisition. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc.


 Accounting Treatment: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. The total amount of goodwill and other intangibles deferred relating to the acquisition is comprised of $39,254,000 of estimated goodwill and approximately $4,695,000 of costs of issuance relating to the preferred securities mentioned above. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years, respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

 Pro Forma Information (Unaudited): The following pro forma information is presented as if the acquisition had occurred on January 1, 1995. This information is intended for informational purposes only and may not be indicative of the company's future results of operations.

Year ended December 31                       1996              1995
____________________________________________________________________
(Dollars in thousands, except per share data)     (Unaudited)

Revenues                                 $893,168          $797,925
Net income                                119,553            79,478
Net income per share                         3.75              2.51


 Present Value of In Force Acquired: As part of the acquisition, a portion of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discount rate determined by the company.

 An analysis of the PVIF asset for the year ended December 31, 1996 is as follows:

                              (Dollars in thousands)
Beginning balance                                --
Acquired                                    $85,796
Imputed interest                              2,465
Amortization                                 (5,210)
                                  __________________
Ending balance                              $83,051
                                  ==================



 Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and adjusted for the unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to future events on acquired policies in force, the expected approximate net amortization relating to the beginning balance of the PVIF is as follows:

       Year                               Amount
_________________________________________________
                  (Dollars in thousands)
       1997                               $9,664
       1998                               10,109
       1999                                9,243
       2000                                7,919
       2001                                6,798

8.  INCOME TAXES
__________________________________________________________________________

 The company and all of its subsidiaries except Golden American and its wholly-owned subsidiary First Golden American Life Insurance Company of New York ("First Golden") file a consolidated federal income tax return. The parent company and its subsidiaries (except Golden American and First Golden) each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. Deferred income taxes have been established by each member of the consolidated group based upon the temporary differences, the reversal of which will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled, within each entity. Golden American and First Golden each file a separate federal income tax return. Deferred income taxes are also established based upon the temporary differences. At December 31, 1996, Golden American and the non-life companies had net operating loss ("NOL") carryforwards for federal income tax purposes of approximately $4,725,000 and $2,667,000, respectively. Approximately $2,549,000, $118,000, and $4,725,000
of these NOL's can be used to offset future taxable income of Golden American and the company through the years 2008, 2010, and 2011, respectively.

















Income Tax Expense
Income tax expenses (credits) are included in the consolidated financial statements as follows:

Year ended December 31                       1996          1995          1994
______________________________________________________________________________
(Dollars in thousands)
Taxes provided in consolidated statements
  of income on:
  Income before equity income (loss):
    Current                               $66,375       $43,901       $39,762
    Deferred                                  539          (268)       13,159
                                       ___________   ___________   ___________

                                           66,914        43,633        52,921
  Equity income (loss):
    Current                                   (98)          (43)          (65)
    Deferred                                   52            52            52
                                       ___________   ___________   ___________
                                              (46)            9           (13)

  Taxes provided in consolidated statement
    of changes in stockholders' equity:
    Amounts attributable to stock
     incentive plans - current             (1,195)       (4,177)       (1,309)
    Amounts attributable to unrealized
     gains and losses, less valuation
     allowance of $9,403 in 1994 -
     deferred                             (69,825)      113,503            --
                                       ___________   ___________   ___________
                                          ($4,152)     $152,968       $51,599
                                       ===========   ===========   ===========

























 Income tax expense (credits) attributed to realized gains and losses on investments amounted to $5,689,000, $3,333,000 and $6,744,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The effective tax rate on income before income taxes and equity income (loss) is different from the prevailing federal income tax rate as follows:

Year ended December 31                       1996          1995          1994
______________________________________________________________________________
(Dollars in thousands)
Income before income taxes, equity
  income (loss) and distributions
  on preferred securities                $194,995      $128,506      $151,244

Distributions on preferred securities      (4,833)           --            --
                                       ___________   ___________   ___________
Income before income taxes and equity
  income (loss)                           190,162       128,506       151,244

Income tax at federal statutory rate       66,557        44,977        52,935
Tax effect (decrease) of:
  State income taxes, net of federal
    effect                                    160            82            79
  Other items                                 197        (1,426)          (93)
                                       ___________   ___________   ___________
Income tax expense                        $66,914       $43,633       $52,921
                                       ===========   ===========   ===========

 The Internal Revenue Service ("IRS") is currently examining, or has examined, the company's consolidated income tax returns through 1992. The 1993, 1994 and 1995 consolidated income tax returns remain open to examination. Management believes amounts provided for income taxes are adequate to settle any adjustments raised by the IRS.

























Deferred Taxes
 The tax effect of temporary differences giving rise to the company's deferred income tax assets and liabilities at December 31, 1996 and 1995, is as follows:

December 31                                              1996          1995
____________________________________________________________________________
(Dollars in thousands)
Deferred tax assets:
  Future policy benefits                             $250,567      $208,431
  Accrued dividends                                     4,392         4,375
  Guaranty fund assessment accruals                    16,103        17,030
  Goodwill                                              5,918            --
  Other                                                13,601        10,689
                                                   ___________   ___________
                                                      290,581       240,525
Deferred tax liabilities:
  Net unrealized appreciation of securities at
    fair value                                        (61,189)     (163,581)
  Deferred policy acquisition costs                  (219,903)     (168,753)
  Prepaid pension costs                               (12,577)      (11,653)
  Present value of in force acquired                  (29,068)           --
  Other                                               (13,525)      (11,453)
                                                   ___________   ___________
                                                     (336,262)     (355,440)
                                                   ___________   ___________
Deferred income tax liability                        ($45,681)    ($114,915)
                                                   ===========   ===========


 Prior to 1984, a portion of Equitable Life's current income was not subject to current income taxation, but was accumulated, for tax purposes, in a memorandum account designated as "policyholders' surplus account". The aggregate accumulation in this account at December 31, 1996, was $14,388,000. Should the policyholders' surplus account of Equitable Life exceed the limitation prescribed by federal income tax law, or should distributions be made by Equitable Life to the parent company in excess of $385,006,000, such excess would be subject to federal income taxes at rates then effective. Deferred income taxes of $5,036,000 have not been provided on amounts included in this memorandum account since the company contemplates no action and can foresee no events that would create such a tax.
 Deferred income taxes (credits) were also reported on equity income during these periods. These taxes arise from the recognition of income and losses differently for purposes of filing federal income tax returns than for financial reporting purposes.

9.  EMPLOYEE STOCK AND INCENTIVE COMPENSATION PLANS
__________________________________________________________________________

 The company's Restated and Amended 1992 Stock Incentive Plan is a successor to the 1982 Stock Incentive Plan. These plans provide for the award of stock options or shares of the company's common stock to key employees through three means: qualified incentive stock options (as defined in the Internal Revenue Code), non-qualified stock options and restricted shares. Shares of common stock may be awarded under the 1982 plan for outstanding stock options granted prior to adoption of the 1992 plan. Under the 1992 plan an initial base of 2,240,000 shares of common stock may be awarded with automatic increases of 7.5% for shares issued after April 30, 1992. At December 31, 1996, the company has reserved 2,564,314 shares (2,803,051 shares at December 31, 1995) of its common stock for future issuances under these plans.
 The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on grant date.
 Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.06% and 5.34% and dividend yields of 1.5%; volatility factors of the expected market price of the company's common stock of .33 and .353; and a weighted-average expected life of the option of 5.35 years.
 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility and risk free interest rates. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because
SFAS No. 123 prohibits retroactive application, pro forma information is not indicative of future amounts. That is, the new rules are applied only to stock options granted in 1995 and 1996 and do not reflect expense on nonvested options granted prior to 1995. The company's pro forma information follows
(in thousands except for earnings per share information):

                                     1996          1995
                                  ________      ________

Pro forma net income             $122,468       $84,551
Pro forma earnings per share         3.84          2.67












 A summary of the company's stock option activity, and related information for the years ended December 31 is as follows:

                                                      Option Price
                                         ______________________________________
                               Number              Per Share
                              of Shares   Minimum   Average   Maximum    Total
_______________________________________________________________________________
(Dollars in thousands, except per share data)
Balance at January 1, 1994    1,089,900     $4.97    $11.41    $36.75  $12,432
  Granted during 1994           202,500     32.50     32.53     34.50    6,588
  Exercised during 1994        (154,705)     4.97      6.06     25.75     (938)
  Terminated during 1994        (20,420)     4.97     18.07     32.50     (369)
                             __________________________________________________

Balance at December 31, 1994  1,117,275      4.97     15.84     36.75   17,713
  Granted during 1995           285,750     27.75     31.16     37.63    8,905
  Exercised during 1995        (215,600)     4.97      6.79     11.88   (1,464)
  Terminated during 1995       (163,700)     4.97     21.15     36.75   (3,463)
                             __________________________________________________

Balance at December 31, 1995  1,023,725      4.97     21.19     37.63   21,691
  Granted during 1996           329,000     35.00     35.72     45.50   11,751
  Exercised during 1996        (133,000)     4.97      9.23     32.50   (1,227)
  Terminated during 1996        (90,100)     4.97     29.05     36.75   (2,617)
                             __________________________________________________
Balance at December 31, 1996  1,129,625     $4.97    $26.20    $45.50  $29,598
                             ==================================================


 Information with respect to the company's stock options outstanding at December 31, 1996 is as follows:

            Options Outstanding                     Options Exercisable
_______________________________________________________________________________
                              Weighted-
                                Average   Weighted-                  Weighted-
  Range of    Number Out-     Remaining     Average         Number     Average
   Exercise   standing at   Contractual    Exercise   Exercisable at  Exercise
     Prices   Dec. 31, 1996 Life (Years)      Price   Dec. 31, 1996      Price
_______________________________________________________________________________
    $4-$10        179,155          3.20       $5.98        179,155       $5.98
     11-20        102,700          5.17       11.88         35,800       11.88
     21-30        151,520          6.19       25.78         30,080       25.75
     31-40        691,250          8.37       33.53          1,600       36.75
     41-50          5,000          9.94       45.50             --          --
              ____________                            _____________
    $4-$50      1,129,625                                  246,635
              ============                            =============


 Options are granted at fair value on the date of grant. Therefore, the weighted average grant date fair value is equal to the weighted average option price presented above. The company had exercisable options of 246,635, 210,135 and 252,515 at December 31, 1996, 1995 and 1994, respectively.

 The non-qualified stock options are compensatory, and require the accrual of compensation expense over the period of service from the date the options are granted until they become fully exercisable if market values exceed the option price on the measurement date. No expense was recognized during 1996. During the years ended December 31, 1995 and 1994, compensation (income)/expense of $(4,000) and $16,000, respectively, was recognized related to these options.

 Shares of common stock issued under the company's stock incentive plans are set forth in the following table:

Year ended December 31                   1996        1995        1994
_______________________________________________________________________
Issued:
  Exercise of stock options            133,000     215,600     154,705
  Restricted stock grants              118,076      23,494      47,752
  Discretionary stock awards             1,650       1,650         570
                                     __________  __________  __________
                                       252,726     240,744     203,027
Restricted shares forfeited             (7,020)     (7,981)     (1,323)
Shares received as consideration       (53,900)   (168,632)    (36,252)

                                     __________  __________  __________
Net issuance of common stock           191,806      64,131     165,452
                                     ==========  ==========  ==========


 Shares of restricted common stock awarded (see table) to certain key employees and directors are subject to forfeiture to the company should the individuals terminate their relationship with the company for reasons other than death, permanent disability or change in company control prior to full vesting. Shares granted generally vest over three to five years from the date of grant. The company amortizes as compensation expense the market value on date of grant ($4,247,000 in 1996, $831,000 in 1995 and $1,661,000 in 1994) of
the restricted stock using the straight-line method over the vesting periods. The weighted average grant date fair value was $35.97, $35.38 and $34.78 for 1996, 1995 and 1994, respectively. Compensation expense recognized during the years ended December 31, 1996, 1995 and 1994 aggregated $1,224,000, $861,000 and $1,161,000, respectively.
 The company has a discretionary stock award plan under which employees, agents and other representatives of the company are awarded shares of stock for superior performance. During the years ended December 31, 1996, 1995 and 1994, awards of shares of the company's common stock under this plan (see table) resulted in charges to income of $59,000, $52,000 and $19,000, respectively. The weighted average grant date fair value was $35.68, $31.24 and $33.25 for 1996, 1995 and 1994, respectively.
 Equitable Life sponsors a long-term incentive compensation plan which allows certain agents to earn units equal to shares of the company's common stock based on personal production and the maintenance of specific levels of assets under management. This program resulted in expense/(income) of $1,195,000, $736,000 and $(129,000) in the years ended December 31, 1996, 1995 and 1994, respectively.



10.  RETIREMENT PLANS
__________________________________________________________________________

Defined Benefit Plans
 Substantially all full-time employees of the company are covered by a non-contributory self-insured defined benefit pension plan. The benefits are based on years of service and the employee's compensation during the last five years of employment. Further, the company sponsors a supplemental defined benefit plan to provide benefits in excess of amounts allowed pursuant to Internal Revenue Code Section 401(a) (17) and those allowed due to integration rules. The company's funding policy with respect to these plans is consistent with the funding requirements of federal law and regulations.
 The following table sets forth the plans' funded status and amounts recognized in the company's consolidated balance sheet:

December 31                                                 1996         1995
______________________________________________________________________________
(Dollars in thousands)
Accumulated benefit obligation, including vested
  benefits of $59,807 in 1996 and $56,617 in 1995        $60,862      $57,604
                                                      ===========  ===========

Plan assets at fair value, primarily bonds, common
  stocks (including 600,000 shares in 1996 and 1995
  of the company's common stock), mortgage loans
  and short-term investments                            $106,789      $98,018
Projected benefit obligation for service rendered
  to date                                                 68,988       65,432
                                                      ___________  ___________

Plan assets in excess of projected benefit obligation     37,801       32,586
Unrecognized net (gain) loss from past experience
  different from that assumed and effects of
  changes in assumptions                                  (2,468)       1,530
Prior service cost not yet recognized                        507          652
Unrecognized net liability (asset) at the transition date,
  net of amortization                                        108       (1,100)
                                                      ___________  ___________
Prepaid pension cost                                     $35,948      $33,668
                                                      ===========  ===========

Net periodic pension benefit included the following components:

Year ended December 31                          1996         1995         1994
_______________________________________________________________________________
(Dollars in thousands)
Actual return on plan assets                 $12,515      $19,487      ($8,581)
Service cost-benefits earned during
  the period                                  (1,856)      (1,238)      (1,411)
Interest cost on projected benefit
  obligation                                  (4,517)      (4,347)      (4,097)
Net amortization and deferral                 (3,940)     (10,928)      18,068
                                          ___________  ___________  ___________
Net periodic pension benefit                  $2,202       $2,974       $3,979
                                          ===========  ===========  ===========

 The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.0% and 5.0%, respectively, at December 31, 1996 and 1995. The average expected long term rate of return on plan assets was 8.0% in 1996, 1995 and 1994.

Postretirement Benefit Plans
 The company sponsors plans that provide postretirement medical and group term life insurance benefits to full-time employees and agents who have worked for the company for five years or had been hired, had attained age 50 and had a combined age and years of service of 60 or more before January 1, 1992. The medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for these plans anticipates that the company's contributions will increase annually by the lesser of the health care inflation rate or 3%, with increases in excess of these amounts borne by the employee or agent. All payments of the liability for group-term life insurance are funded by the company on a pay-as-you-go (cash) basis.
 The company has chosen not to fund any amounts in excess of current benefits. The following table sets forth the amounts recognized in the company's consolidated balance sheet:

Year ended December 31,                                     1996
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:
  Retirees                                        $4,036    $2,355    $6,391
  Fully eligible active plan participants          1,056       159     1,215
  Other active plan participants                   1,669        54     1,723
                                                _________ _________ _________
Accumulated postretirement benefit obligation
  in excess of plan assets                         6,761     2,568     9,329
Prior service cost not yet recognized in net
  post-retirement benefit cost                       347        93       440
Unrecognized net loss                               (236)     (351)     (587)
                                                _________ _________ _________
Accrued postretirement benefit cost               $6,872    $2,310    $9,182
                                                ========= ========= =========














Year ended December 31,                                     1995
_____________________________________________________________________________
(Dollars in thousands)
                                                              Life
                                                 Medical  Insurance
                                                   Plans     Plans     Total
                                                _____________________________
Accumulated postretirement benefit obligation:
  Retirees                                        $4,090    $2,094    $6,184
  Fully eligible active plan participants            969       140     1,109
  Other active plan participants                   1,256        77     1,333
                                                _________ _________ _________
Accumulated postretirement benefit obligation
  in excess of plan assets                         6,315     2,311     8,626
Prior service cost not yet recognized in net
  post-retirement benefit cost                       382       103       485
Unrecognized net loss                               (373)     (129)     (502)
                                                _________ _________ _________
Accrued postretirement benefit cost               $6,324    $2,285    $8,609
                                                ========= ========= =========

Net periodic postretirement benefit costs include the following components:

                                                              Life
                                                 Medical  Insurance
Year ended December 31, 1996                       Plans     Plans     Total
_____________________________________________________________________________
(Dollars in thousands)
Service cost                                        $511       $12      $523
Interest cost                                        420       172       592
Net amortization of prior service cost               (35)      (10)      (45)
                                                _________ _________ _________
Net periodic postretirement benefit cost            $896      $174    $1,070
                                                ========= ========= =========


                                                              Life
                                                 Medical  Insurance
Year ended December 31, 1995                       Plans     Plans     Total
_____________________________________________________________________________
(Dollars in thousands)
Service cost                                        $251       $10      $261
Interest cost                                        414       163       577
Net amortization of prior service cost               (35)      (10)      (45)
                                                _________ _________ _________
Net periodic postretirement benefit cost            $630      $163      $793
                                                ========= ========= =========


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
                                                ========= ========= =========

 The weighted-average annual assumed rate of increase in the per capita cost of health care benefits (i.e. health care cost trend rate) used in determining the actuarial present value of the accumulated postretirement benefit obligation was 11.5% at December 31, 1996 and 12.5% at December 31, 1995 for employees under 65 and 8.0% at December 31, 1996 and 8.5% at December 31, 1995 for employees over 65, with the rates for both groups to be graded down to 5.5% for 2005 and thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care trend rates by one percent would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $861,149 and net periodic postretirement benefit costs for the year ended December 31, 1996 by $165,730. The discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1996 and 1995.

Other Benefit Plans
 The company also sponsors an unfunded deferred compensation plan providing benefits to certain former employees. The company did not recognize any benefits during 1996. During the years ended December 31, 1995 and 1994, the company recognized benefits of $20,000 and $38,000, respectively, in connection with this plan.
 The company sponsors pension plans for its employees which are qualified under Internal Revenue Code Section 401(k). Employees may contribute a portion of their annual salary, subject to limitation, to the plans. The company contributes an additional amount, subject to limitation, based on the voluntary contribution of the employee. Company contributions charged to expense with respect to these plans during the years ended December 31, 1996, 1995 and 1994 were $427,000, $328,000 and $333,000, respectively.
 Equitable Life has non-contributory defined contribution pension plans, tax qualified and non-qualified, for its agents. Combined contributions charged to expense under the career, general and corporate agent pension plans during the years ended December 31, 1996, 1995 and 1994 amounted to $710,000, $729,000 and $507,000, respectively.
 Certain assets related to the plans discussed above are on deposit with Equitable Life and amounts relating to these plans are included in these consolidated financial statements.






11.  COMMITMENTS AND CONTINGENCIES
__________________________________________________________________________

 Reinsurance: In the normal course of business, the company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers. Reinsurance coverages for life insurance vary according to the age and risk classification of the insured with retention limits ranging up to $500,000 of coverage per individual life. The company does not use financial or surplus relief reinsurance. At December 31, 1996, life insurance in force ceded on a consolidated basis amounted to $1,541,268,000, or approximately 13.3% of total life insurance in force.
 Reinsurance contracts do not relieve the company of its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions and limits its exposure to any one reinsurer. At December 31, 1996, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $14,764,000 for reserve credits ($19,298,000 in 1995), reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables have been increased by $14,636,000 at December 31, 1996 ($18,103,000 in 1995) for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $7,725,000, $6,271,000 and $5,916,000 and insurance benefits have been reduced by $6,571,000, $8,281,000 and $5,310,000 in 1996,
1995 and 1994, respectively, as a result of the cession agreements. The amount of reinsurance assumed is not significant.

 Guaranty Fund Assessments:   Assessments are levied on the company's life
insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. Based upon information currently available from the National Organization of Life and Health Insurance Guaranty Associations (NOLHGA), the company believes that it is probable these insolvencies will result in future assessments which could be material to the company's financial statements if the company's reserve is not sufficient. The company regularly reviews its reserve for these insolvencies and updates its reserve based upon the company's interpretation of the NOLHGA annual report recently received. The associated cost for a particular insurance company can vary significantly based upon its premium volume by line of business and state premiums levels as well as its potential for premium tax offset. Accordingly, the company accrued and charged to expense an additional $316,000, $36,492,000 and $1,763,000 during 1996, 1995 and 1994, respectively. At December 31, 1996, the company has an undiscounted reserve of $46,718,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $16,812,000 for assessments paid which may be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

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

 Vulnerability from Concentrations: The company has various concentrations in its investment portfolio (see Note 3 for further information). The company's asset growth, net investment income and cash flow are primarily generated from the sale of individual fixed annuity policies, variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the company's financial condition. The company has purchased interest rate caps and swaptions for its hedging program (see Note
4) to mitigate the financial statement impact of significant increases in interest rates.

 Leases and Other Commitments: The company leases its home office space and certain other equipment under operating leases which expire through 2017. During the years ended December 31, 1996, 1995 and 1994, rent expense totaled $2,953,000, $2,240,000 and $1,998,000, respectively. At December 31, 1996, minimum rental payments due under all non-cancelable operating leases with initial terms of one year or more are: 1997 - $3,734,000; 1998 - $4,285,000;
1999 - $2,908,000; 2000 - $2,638,000 and 2001 - $2,638,000.
 At December 31, 1996, outstanding commitments to fund mortgage loans on real estate and equity investments totaled $63,300,000 and $10,915,000, respectively.









12.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) AND DIVIDENDS PAID
______________________________________________________________________________

Quarter ended               March 31     June 30    September 30  December 31
______________________________________________________________________________
(Dollars in thousands, except per share data)

1996:
Premiums and other revenue    $34,364      $36,508      $40,377       $41,847
Investment income - net       171,212      177,054      180,346       186,967
Net income                     30,205       31,772       31,695        29,489

Net income per share             0.95         1.00         0.99          0.92

Dividends per common share      0.135         0.15         0.15          0.15


1995:
Premiums and other revenue    $30,452      $28,871      $29,174       $35,271
Investment income - net       148,246      158,520      162,867       171,461
Net income                     23,794       26,620       26,840         7,636

Net income per share             0.75         0.84         0.85          0.24

Dividends per common share      0.120        0.135        0.135         0.135


 Insurance revenues and profitability are typically not seasonal in nature. However, the recognition of realized gains and losses on investments may vary from quarter to quarter. During 1996, the company recognized pre-tax realized gains of: first quarter - $5,150,000; second quarter - $6,168,000; third quarter - $4,510,000 and fourth quarter - $427,000. During 1995, the company recognized pre-tax realized gains of: first quarter - $113,000; second quarter - $1,790,000; third quarter - $1,114,000 and fourth quarter - $6,507,000.
 In the fourth quarter of 1995, the company established an additional accrual for guaranty funds assessments of $23,400,000, net of tax. This reduced net income per share by $0.74. See Note 11 for further discussion.



















REPORT OF INDEPENDENT AUDITORS
__________________________________________________________________________

The Board of Directors and Stockholders
Equitable of Iowa Companies

 We have audited the accompanying consolidated balance sheets of Equitable of Iowa Companies and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equitable of Iowa Companies and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
 As discussed in Note 3 to the consolidated financial statements, in 1994 the company changed its method of accounting for certain investments in debt securities.

                                                   s/Ernst & Young LLP


Des Moines, Iowa
February 11, 1997



















MANAGEMENT REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING
__________________________________________________________________________

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




s/Fred S. Hubbell
FRED S. HUBBELL
Chief Executive Officer



s/Paul E. Larson
PAUL E. LARSON
Chief Financial Officer



s/David A. Terwilliger
DAVID A. TERWILLIGER
Chief Accounting Officer















ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None























































PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information regarding directors and executive officers on pages 4 through 7 of the Proxy Statement for the annual meeting of shareholders to be held April 24, 1997 ("Proxy Statement") is incorporated herein by reference.


ITEM 11.  Executive Compensation

Executive compensation information on pages 9 through 19 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and
Management

Security ownership information on pages 2, 3 and 8 of the Proxy
Statement is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

None.

































PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (a)(2)  Financial statements and schedules

The following consolidated financial statements of Equitable of Iowa Companies and subsidiaries are included in Item 8:

  Consolidated balance sheets - December 31, 1996 and 1995
  Consolidated statements of income - Years ended December 31, 1996, 1995 and
   1994
  Consolidated statements of changes in stockholders' equity -
   Years ended December 31, 1996, 1995 and 1994
  Consolidated statements of cash flows - Years ended December 31, 1996, 1995 and 1994

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

(b) No reports on Form 8-K were filed for the quarter ended December 31, 1996.















ITEM 14(d).  Schedules

                                SCHEDULE I
                          SUMMARY OF INVESTMENTS
                  OTHER THAN INVESTMENTS IN RELATED PARTIES
                           (Dollars in thousands)

                                                                      Balance
                                                                       Sheet
December 31, 1996                         Cost 1         Value        Amount
_______________________________________________________________________________
TYPE OF INVESTMENT
Fixed maturities, available for sale:
  Bonds:
    United States Government and govern-
      mental agencies and authorities     $412,700      $422,197      $422,197
    States, municipalities and
      political subdivisions                15,131        16,265        16,265
    Foreign governments                     10,572        13,278        13,278
    Public utilities                     1,241,270     1,266,744     1,266,744
    Investment grade corporate           2,789,228     2,930,027     2,930,027
    Below investment grade corporate       733,182       731,363       731,363
    Mortgage-backed securities           2,355,036     2,351,703     2,351,703
    Redeemable preferred stocks                616           387           387
                                        ___________   ___________   ___________
Total fixed maturities, available
  for sale                               7,557,735     7,731,964     7,731,964

Equity securities:
  Common stocks:  industrial, miscel-
    laneous and all other                   48,857        77,181        77,181

Mortgage loans on real estate            1,720,114                   1,720,114
Real estate:
  Investment properties                      3,291                       3,291
  Acquired in satisfaction of debt           5,322                       5,322
                                        ___________                 ___________
Total real estate                            8,613                       8,613

Policy loans                               190,487                     190,487
Short-term investments                      37,922                      37,922
                                        ___________                 ___________
Total investments                       $9,563,728                  $9,766,281
                                        ===========                 ===========

Note 1: Cost is defined as original cost for stocks and other invested assets, amortized cost for bonds and unpaid principal for policy loans and mortgage loans on real estate, adjusted for amortization of premiums, accrual of discounts and cost less allowances for depreciation for real estate.
Note 2: Original cost and amortized cost of investments have been adjusted to reflect other than temporary declines in value by charges to income on real estate of $392,000.





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

The company has guaranteed certain indebtedness of subsidiaries. Additionally, the company has issued commercial paper and also maintains lines of credit with various banks. See Note 6 to notes to consolidated financial statements.

BALANCE SHEETS

December 31                                              1996          1995
_______________________________________________________________________________
ASSETS
Cash and cash equivalents                                    $67          $111
Investments, principally short-term investments            1,152           284
Due from subsidiaries*                                     7,562         4,875
Current income taxes recoverable                           4,750         6,968
Other assets                                               6,108         1,362
                                                      ___________   ___________
                                                          19,639        13,600
Investments in subsidiaries*                           1,219,798     1,045,633
                                                      ___________   ___________
Total assets                                          $1,239,437    $1,059,233
                                                      ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deferred income taxes                                   $2,578        $2,100
  Long-term debt                                         100,000       100,000
  Subordinated debentures                                128,866            --
  Commercial paper notes                                 104,600        58,100
  Other liabilities                                        7,507         5,014
  Due to subsidiaries*                                        87            87
                                                      ___________   ___________
Total liabilities                                        343,638       165,301

Commitments and contingencies














                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                (Dollars in thousands, except per share data)

BALANCE SHEETS

December 31                                              1996          1995
_______________________________________________________________________________


Stockholders' equity:
  Serial preferred stock, without par value -
    authorized 2,500,000 shares                               --            --
  Common stock, without par value (stated
    value $1.00 per share) - authorized
    70,000,000 shares in 1996 and 1995,
    issued and outstanding 31,988,410
    shares in 1996 and 31,769,490 shares
    in 1995                                               31,988        31,769
  Additional paid-in capital                              85,140        80,100
  Unrealized appreciation (depreciation) of
    securities at fair value                             104,711       209,738
  Retained earnings                                      678,219       573,799
  Unearned compensation (deduction)                       (4,259)       (1,474)
                                                      ___________   ___________
Total stockholders' equity                               895,799       893,932
                                                      ___________   ___________
Total liabilities and stockholders' equity            $1,239,437    $1,059,233
                                                      ===========   ===========

*Eliminated in consolidation.

























                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                           (Dollars in thousands)


STATEMENTS OF INCOME

Year ended December 31                     1996          1995          1994
_______________________________________________________________________________
Revenues:
  Investment income (including interest
    and fees received from subsidiaries*
    of $1,965 in 1996, $2,527 in 1995 and
    $2,068 in 1994)                         $2,562        $3,171        $2,788

Expenses:
  Interest                                  19,113        13,739         7,880
  General and administrative                   741           734         1,039
                                        ___________   ___________   ___________
                                            19,854        14,473         8,919
Loss before intercompany tax
  benefit and equity in income
  of subsidiaries                          (17,292)      (11,302)       (6,131)
Intercompany income tax benefit             (5,643)       (5,389)       (1,819)
                                        ___________   ___________   ___________
                                           (11,649)       (5,913)       (4,312)

Equity in income of subsidiaries*          134,810        90,803       102,596
                                        ___________   ___________   ___________
Net income                                $123,161       $84,890       $98,284
                                        ===========   ===========   ===========

*Eliminated in consolidation.























                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                           (Dollars in thousands)

STATEMENTS OF CASH FLOWS

Year ended December 31                     1996          1995          1994
_______________________________________________________________________________
OPERATING ACTIVITIES
Net income                                $123,161       $84,890       $98,284
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Changes in other assets, other lia-
      bilities and accrued income taxes       (852)           78         1,223
    Provision for depreciation and
      amortization                             287           327         1,111
    Provision for deferred income taxes        478        (1,427)        3,345
    Equity in earnings of subsidiaries    (134,810)      (90,803)     (102,596)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  operating activities                     (11,736)       (6,935)        1,367

INVESTING ACTIVITIES
Sales (purchases) of short-term
  investments - net                           (868)        1,802         5,059
Capital contribution to subsidiary          (3,866)      (50,000)          (25)
Cash dividends received from sub-
  sidiaries                                 28,483         7,470         1,940
Proceeds from issuance of subordinated
  debentures to affiliated subsidiary
  trust                                    128,866            --            --
Issuance of surplus notes to insurance
  subsidiary                               (25,000)           --            --
Repayments of notes receivable             592,289       754,104     1,053,747
Issuance of notes receivable              (592,289)     (754,104)   (1,053,746)
Purchase of subsidiary                    (144,000)           --            --
Sales of property and equipment                 --            --             1
                                        ___________   ___________   ___________
Net cash provided by (used in)
  investing activities                     (16,385)      (40,728)        6,976















                                SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED
                EQUITABLE OF IOWA COMPANIES (PARENT COMPANY)
                           (Dollars in thousands)

Year ended December 31                     1996          1995          1994
_______________________________________________________________________________
FINANCING ACTIVITIES
Proceeds from long-term debt                    --      $100,000            --
Repayments of long-term debt                    --            --      ($50,214)
Issuance (repayment) of commercial
  paper - net                              $46,500       (32,350)       56,450
Issuance of common stock under stock
  plans and upon debt conversion               318        (3,216)           67
Cash dividends paid                        (18,741)      (16,713)      (14,755)
                                        ___________   ___________   ___________
Net cash provided by (used in)
  financing activities                      28,077        47,721        (8,452)
                                        ___________   ___________   ___________
Increase (decrease) in cash and cash
  equivalents                                  (44)           58          (109)
Cash and cash equivalents at beginning
  of year                                      111            53           162
                                        ___________   ___________   ___________
Cash and cash equivalents at end of year       $67          $111           $53
                                        ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                 $19,056       $10,152        $7,649
  Income taxes, net of amounts received
    from subsidiaries                       (7,642)       (2,985)       (6,662)
























                               SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                           (Dollars in thousands)

          Column              Column      Column     Column   Column    Column
             A                  B           C          D         E         F
________________________________________________________________________________
                                            Future
                                            Policy              Other
                                  De-    Benefits,             Policy
                               ferred      Losses,             Claims    Insur-
                               Policy       Claims      Un-       and      ance
                               Acqui-          and   earned     Bene-  Premiums
                               sition         Loss  Revenue      fits       and
Segment                         Costs     Expenses  Reserve   Payable   Charges
________________________________________________________________________________
Year ended December 31, 1996:
  Life insurance             $733,158   $9,387,471  $20,461    $7,481  $110,972

Year ended December 31, 1995:
  Life insurance              554,179    8,218,604   14,326     8,980    94,891

Year ended December 31, 1994:
  Life insurance              607,626    7,026,431   14,317     7,785    90,032


          Column              Column      Column     Column   Column    Column
             A                  G           H          I         J         K
________________________________________________________________________________

                                                    Amorti-
                                          Benefits   zation
                                           Claims,       of
                                            Losses  Deferred
                                  Net          and   Policy     Other
                              Invest-      Settle-   Acqui-    Opera-
                                 ment         ment  sitions      ting  Premiums
Segment                        Income     Expenses    Costs  Expenses   Written
________________________________________________________________________________
Year ended December 31, 1996:
  Life insurance             $715,579     $520,879  $79,550   $37,781        --

Year ended December 31, 1995:
  Life insurance              641,094      487,031   72,537    54,337        --

Year ended December 31, 1994:
  Life insurance              524,411      414,450   50,921    17,128        --





                                  SCHEDULE IV
                                  REINSURANCE
                     EQUITABLE OF IOWA COMPANIES AND SUBSIDIARIES
                             (Dollars in thousands)

Column A                 Column B     Column C  Column D    Column E   Column F
________________________________________________________________________________
                                                Assumed               Percentage
                                      Ceded to     from               of Amount
                            Gross        Other    Other          Net    Assumed
                           Amount    Companies  Companies     Amount     to Net
________________________________________________________________________________
Year ended December 31, 1996:
  Life insurance in
    force             $11,563,357   $1,541,268   $   --  $10,022,089         --
                      ============ ============ ======== ============ ==========
  Insurance premiums
    and charges          $118,658       $7,725      $39     $110,972         --
                      ============ ============ ======== ============ ==========

Year ended December 31, 1995:
  Life insurance in
    force             $10,927,445   $1,459,523   $   --   $9,467,922         --
                      ============ ============ ======== ============ ==========
  Insurance premiums
    and charges          $101,095       $6,271      $67      $94,891         --
                      ============ ============ ======== ============ ==========

Year ended December 31, 1994:
  Life insurance in
    force             $10,146,940   $1,421,608   $   --   $8,725,332         --
                      ============ ============ ======== ============ ==========
  Insurance premiums
    and charges           $95,821       $5,916     $127      $90,032         --
                      ============ ============ ======== ============ ==========





















Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       EQUITABLE OF IOWA COMPANIES
                               (Registrant)



Dated March 7, 1997             By  s/Frederick S. Hubbell
                                ________________________________
                                Frederick S. Hubbell
                                President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signatures                          Title
    ______________                      _________

s/Frederick S. Hubbell              Chairman of the Board,
_______________________________     President, Chief
Frederick S. Hubbell                Executive Officer
(principal executive officer)       and Director


s/Paul E. Larson                    Executive Vice President
_______________________________     and Chief Financial
Paul E. Larson                      Officer
(principal financial officer)
                                                                 March 7, 1997

s/David A. Terwilliger              Vice President and
_______________________________     Controller
David A. Terwilliger
(principal accounting officer)


s/Richard B. Covey                  Director
_______________________________
Richard B. Covey


s/Doris M. Drury                    Director
_______________________________
Doris M. Drury


s/Gayle L. Greer                    Director
_______________________________
Gayle L. Greer




      Signatures                          Title
    ______________                      _________



_______________________________     Director
James L. Heskett




s/Richard S. Ingham, Jr.            Director
_______________________________
Richard S. Ingham, Jr.



s/Robert E. Lee                     Director
_______________________________
Robert E. Lee

                                                                 March 7, 1997

s/Jack D. Rehm                      Director
_______________________________
Jack D. Rehm



_______________________________     Director
Thomas N. Urban




s/Hans F. E. Wachtmeister           Director
_______________________________
Hans F. E. Wachtmeister




s/Richard S. White                  Director
_______________________________
Richard S. White















                                  INDEX

                   Exhibits to Annual Report Form 10-K
                      Year ended December 31, 1996
                       EQUITABLE OF IOWA COMPANIES

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



                                  INDEX

                   Exhibits to Annual Report Form 10-K
                      Year ended December 31, 1996
                       EQUITABLE OF IOWA COMPANIES

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




                                  INDEX

                   Exhibits to Annual Report Form 10-K
                      Year ended December 31, 1996
                       EQUITABLE OF IOWA COMPANIES

       (ix) 1996 Non-Employee Directors' Stock Option Plan filed as Exhibit A of Registrant's Proxy Statement dated March 12, 1996, is incorporated by reference

          * Management contracts or compensation plans required to be filed as an Exhibit pursuant to Item 14(c) of Form 10-K.

11   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

21   SUBSIDIARIES LIST

23   CONSENT OF EXPERTS AND COUNSEL

     (a) Consent of independent auditors

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)

99   ADDITIONAL EXHIBITS

     Independence Policy filed as an Exhibit to Form 8-K dated November 11, 1991, is incorporated by reference