Form 10-Q
period 1997-03-31
EQUITABLE OF IOWA COMPANIES
filed 1997-05-09
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                           ==============

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

___________________________________________________________________________
Former name, former address and formal fiscal year, if changed since last report

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,046,721 shares of Common Stock as of May 6, 1997.



                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                FOR THE THREE MONTHS ENDED
                                            March 31, 1997      March 31, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands)
REVENUES:
 Annuity and interest sensitive life
  product charges                                  $25,283             $14,717
 Traditional life insurance premiums                 9,825              10,151
 Net investment income                             192,252             171,212
 Realized gains on investments                       4,506               5,150
 Other income                                       10,804               4,346
                                           ________________    ________________
                                                   242,670             205,576
INSURANCE BENEFITS AND EXPENSES:
  Annuity and interest sensitive life
   benefits:
   Interest credited to account balances           118,059             107,758
   Benefit claims incurred in excess of
    account balances                                 2,252               1,622
  Traditional life insurance benefits               11,770              13,121
  Increase (decrease) in future policy
   benefits                                         (2,041)             (1,884)
  Distributions to participating
   policyholders                                     6,433               6,299
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                      35,746              32,679
   General expenses                                 16,488              11,018
   Insurance taxes                                   2,873               2,817
   Policy acquisition costs deferred               (41,226)            (39,681)
   Amortization:
     Deferred policy acquisition costs              23,012              18,123
     Present value of in force acquired              2,101                  --
     Goodwill                                          411                  19
                                           ________________    ________________
                                                   175,878             151,891

Interest expense                                     3,889               3,326
Other expenses                                       9,163               3,571
                                           ________________    ________________
                                                   188,930             158,788
                                           ________________    ________________
                                                    53,740              46,788


See accompanying notes.
Consolidated Statement of Income (Unaudited):       (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                            March 31, 1997      March 31, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands,
                                                   except per share data)
Income taxes:
 Current                                           $14,305             $14,482
 Deferred                                            3,692               1,986
                                           ________________    ________________
                                                    17,997              16,468
                                           ________________    ________________
                                                    35,743              30,320
Equity loss, net of related tax benefit
 of $167 in 1997 and $62 in 1996                      (310)               (115)
                                           ________________    ________________
Net income before distributions on
 company-obligated, mandatorily-redeemable
 securities                                         35,433              30,205

Distributions on company-obligated,
 mandatorily-redeemable securities, of
 subsidiary trust                                   (2,719)                 --
                                           ________________    ________________
      NET INCOME                                   $32,714             $30,205
                                           ================    ================
NET INCOME PER COMMON SHARE (average
 shares used: 1997 - 32,016,871;
 1996 - 31,816,700):                                 $1.02               $0.95
                                           ================    ================


CASH DIVIDENDS PAID PER COMMON SHARE                $0.150              $0.135




















See accompanying notes.
Consolidated Balance Sheets (Unaudited):

                                            March 31, 1997     December 31, 1996
                                           ________________    _________________
                                                   (Dollars in thousands,
                                                   except per share data)
ASSETS

Investments:
 Fixed maturities, available for sale, at
  fair value (cost: 1997 - $7,654,772;
  1996 - $7,557,735)                            $7,634,977           $7,731,964
 Equity securities, at fair value
  (cost:  1997 - $48,896; 1996 - $48,857)           66,714               77,181
 Mortgage loans on real estate                   1,794,793            1,720,114
 Real estate, less allowances for
  depreciation of $4,698 in 1997
  and $4,588 in 1996                                 8,559                8,613
 Policy loans                                      194,652              190,487
 Short-term investments                             26,776               37,922
                                           ________________    _________________
TOTAL INVESTMENTS                                9,726,471            9,766,281

Cash and cash equivalents                           20,139               18,201

Securities and indebtedness of
 related parties                                     7,713                8,305

Accrued investment income                          137,190              135,291

Notes and other receivables                         22,887               22,464

Deferred policy acquisition costs                  812,986              733,158

Present value of in force acquired                  81,431               83,051

Property and equipment, less
 allowances for depreciation of
 $14,711 in 1997 and $13,835 in 1996                10,934               10,465

Current income taxes recoverable                        --                5,424

Intangible assets, less accumulated
 amortization of $2,069 in 1997 and
 $1,579 in 1996                                     46,237               46,726

Other assets                                        81,592               82,434

Separate account assets                          1,793,298            1,657,879
                                           ________________    _________________
   TOTAL ASSETS                                $12,740,878          $12,569,679
                                           ================    =================



See accompanying notes.
Consolidated Balance Sheets (Unaudited):              (CONTINUATION)

                                              March 31, 1997  December 31, 1996
                                             ________________ __________________
                                                   (Dollars in thousands,
                                                   except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive
  life products                                   $8,811,858         $8,675,175
  Traditional life insurance products                710,114            712,296
  Unearned revenue reserve                            21,389             20,461
 Other policy claims and benefits                      7,757              7,481
                                             ________________ __________________
                                                   9,551,118          9,415,413

Other policyholders' funds:
 Advance premiums and other deposits                     602                597
 Accrued dividends                                    12,784             12,807
                                             ________________ __________________
                                                      13,386             13,404
Income taxes:
 Current                                               2,894                 --
 Deferred                                              7,792             45,681

Commercial paper notes                               116,500            104,600
Long-term debt                                       100,000            100,000
Other liabilities                                    206,927            211,903
Separate account liabilities                       1,793,298          1,657,879
                                             ________________ __________________
   TOTAL LIABILITIES                              11,791,915         11,548,880

Commitments and contingencies

Company-obligated, mandatorily-redeemable
 securities, of subsidiary trust                     125,000            125,000

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                             --                 --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 32,043,526
  shares in 1997 and 31,988,410 in 1996               32,044             31,988
 Additional paid-in capital                           86,811             85,140
 Unrealized appreciation (depreciation) of
  securities at fair value                             3,869            104,711
 Retained earnings                                   706,115            678,219
 Unearned compensation (deduction)                    (4,876)            (4,259)
                                             ________________ __________________
   TOTAL STOCKHOLDERS' EQUITY                        823,963            895,799
                                             ________________ __________________
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,740,878        $12,569,679
                                             ================ ==================

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):

                                                 FOR THE THREE MONTHS ENDED
                                            March 31, 1997      March 31, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                        $32,714             $30,205
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   interest sensitive life products:
   Interest credited to account balances           117,183             107,758
   Charges for mortality and
    administration                                 (17,822)            (15,031)
   Change in unearned revenues                         749                 (95)
  Increase (decrease) in traditional life
   policy liabilities and accruals                  (2,041)              6,746
  Decrease in other policyholders' funds               (18)                (29)
  Increase in accrued investment income             (1,899)               (800)
  Policy acquisition costs deferred                (41,226)            (39,681)
  Amortization of deferred policy
   acquisition costs                                23,012              18,123
  Amortization of present value of in
   force acquired                                    2,101                  --
  Change in other assets, other liabilities,
   and accrued income taxes                          3,787              41,618
  Provision for depreciation and
   amortization                                      1,977                (689)
  Provision for deferred income taxes                3,705               1,998
  Share of losses of related parties                   478                 177
  Realized gains on investments                     (4,506)             (5,150)
                                           ________________    ________________
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                    118,194             145,150

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale            198,294             112,554
  Equity securities                                  1,409               3,868
  Mortgage loans on real estate                     18,958               7,674
  Real estate                                           60                  --
  Policy loans                                       7,612               8,083
  Short-term investments - net                      11,146              23,560
                                           ________________    ________________
                                                   237,479             155,739
 Acquisition of investments:
  Fixed maturities - available for sale           (292,223)           (344,752)
  Equity securities                                 (1,384)            (11,106)
  Mortgage loans on real estate                    (93,560)           (182,968)
  Real estate                                          (57)               (292)
  Policy loans                                     (11,777)             (8,994)
                                           ________________    ________________
                                                  (399,001)           (548,112)

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):          (CONTINUATION)

                                                 FOR THE THREE MONTHS ENDED
                                            March 31, 1997      March 31, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                   (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                              $3,742                  $6
 Additions to investments accounted for
  by the equity method                              (1,101)                 --
 Purchases of property and equipment                (1,646)               (694)
                                           ________________    ________________
    NET CASH USED IN INVESTING ACTIVITIES         (160,527)           (393,061)

FINANCING ACTIVITIES
 Issuance of commercial paper - net                 11,900              99,900
 Receipts from annuity and interest sensitive
  life policies credited to policyholder
  account balances                                 340,207             380,152
 Return of policyholder account balances
  on annuity contracts and interest sensitive
  life policies                                   (302,885)           (228,345)
 Issuance of stock under stock plans                  (133)                381
 Cash dividends paid                                (4,818)             (4,315)
                                           ________________    ________________
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                     44,271             247,773
                                           ________________    ________________

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                         1,938                (138)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                            18,201              10,730
                                           ________________    ________________
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $20,139             $10,592
                                           ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                          $6,448              $5,784
  Income taxes                                       5,025               1,517









See accompanying notes.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") from Whitewood Properties Corp. ("Whitewood") pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement"). Refer to Note 4 for additional information.

NOTE 2 -- INVESTMENT OPERATIONS

FIXED MATURITIES: All of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Investments classified as available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. Securities the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by Statement of Financial Accounting Standards (SFAS) No. 115. Securities bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

EQUITY SECURITIES: Equity securities (common and nonredeemable preferred stocks) are reported at estimated fair value if readily marketable or conversion value, if applicable, or at cost if not readily marketable. The change in unrealized appreciation and depreciation of marketable equity securities (net of related deferred income taxes, if any) is included directly in stockholders' equity. Equity securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis, by a charge to realized losses in the company's Statement of Income.

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

FAIR VALUES: Estimated fair values, as reported herein, of publicly traded fixed maturity securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Estimated fair values of equity securities are based on the latest quoted market prices, or conversion value, if applicable. Estimated fair values of the company's investment in its registered separate accounts are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate accounts. Fair values of equity securities which are not readily marketable, are estimated based upon values which are representative of the fair values of issues of comparable yield and quality. Realized gains and losses are determined on the basis of specific identification and average cost methods for manager initiated and issuer initiated disposals, respectively.




FIXED MATURITY AND EQUITY SECURITIES
At March 31, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the company's fixed maturity securities, all of which are designated as available for sale, are as follows:


                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
March 31, 1997                       Cost       Gains      Losses       Value
______________________________________________________________________________
                                              (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $315,073      $6,632     ($4,214)   $317,491
 Other                             63,703       1,304         (50)     64,957
States, municipalities and
 political subdivisions            15,037         794         (19)     15,812
Foreign governments                12,633       2,099          --      14,732
Public utilities                1,249,136      19,799     (37,058)  1,231,877
Investment grade corporate      2,894,469     101,982     (44,813)  2,951,638
Below investment grade
 corporate                        749,251       9,430     (19,851)    738,830
Mortgage-backed securities      2,354,854      18,920     (74,521)  2,299,253
Redeemable preferred stock            616          --        (229)        387
                               _______________________________________________
Total                          $7,654,772    $160,960   ($180,755) $7,634,977
                               ===============================================

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1996                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                              (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $322,244      $9,796     ($1,002)   $331,038
 Other                             90,456       2,127      (1,424)     91,159
States, municipalities and
 political subdivisions            15,131       1,134          --      16,265
Foreign governments                10,572       2,706          --      13,278
Public utilities                1,241,270      41,270     (15,796)  1,266,744
Investment grade corporate      2,789,228     157,554     (16,755)  2,930,027
Below investment grade
 corporate                        733,182      14,230     (16,049)    731,363
Mortgage-backed securities      2,355,036      41,925     (45,258)  2,351,703
Redeemable preferred stock            616          --        (229)        387
                               _______________________________________________
Total                          $7,557,735    $270,742    ($96,513) $7,731,964
                               ===============================================

At March 31, 1997, net unrealized investment losses on fixed maturity securities designated as available for sale totaled $19,795,000. This depreciation caused a decrease in stockholders' equity of $7,712,000 at March 31, 1997 (net of deferred income taxes of $4,152,000, an adjustment of $7,450,000 to deferred policy acquisition costs and present value of in force acquired of $481,000). At December 31, 1996, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $174,229,000. This appreciation caused an increase in stockholders' equity of $76,387,000 at December 31, 1996 (net of deferred income taxes of $43,678,000 and an adjustment of $54,164,000 to deferred policy acquisition costs). No fixed maturity securities were designated as held for investment or trading at March 31, 1997 or December 31, 1996. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

At March 31, 1997, net unrealized appreciation of equity securities of $17,818,000 was comprised of gross unrealized appreciation of $1,872,000 on the company's investment in Equitable Life's registered separate account, gross unrealized appreciation of $16,183,000 on an investment in a real estate investment trust and gross unrealized depreciation of $237,000 on other equity securities. The company's investment in the real estate investment trust had an estimated fair value of $52,268,000 and a cost basis of $36,085,000 at March 31, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

The amortized cost and estimated fair value of fixed maturity securities, designated as available for sale, by contractual maturity, at March 31, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                  Amortized            Fair
March 31, 1997                                         Cost           Value
____________________________________________________________________________
                                                    (Dollars in thousands)
Due within one year                                 $28,612         $28,805
Due after one year through five years               379,169         384,890
Due after five years through ten years            2,142,119       2,147,615
Due after ten years                               2,434,945       2,456,923
                                               _____________________________
                                                  4,984,845       5,018,233
Mortgage-backed securities                        2,669,927       2,616,744
                                               _____________________________
Total                                            $7,654,772      $7,634,977
                                               =============================






An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio, all of which were designated as available for sale for the three months ended March 31, 1997 and 1996 is as follows:

                                                  Gross      Gross   Proceeds
                                  Amortized    Realized   Realized       from
Three months ended March 31, 1997      Cost       Gains     Losses       Sale
______________________________________________________________________________
                                              (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders                  $79,943        $826      ($263)   $80,506
Sales                               116,497       4,575     (3,284)   117,788
                                 _____________________________________________
Total                              $196,440      $5,401    ($3,547)  $198,294
                                 =============================================

                                                  Gross      Gross   Proceeds
                                  Amortized    Realized   Realized       from
Three months ended March 31, 1996      Cost       Gains     Losses       Sale
______________________________________________________________________________
                                              (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders                  $90,240      $4,340      ($226)   $94,354
Sales                                17,969         231         --     18,200
                                 _____________________________________________
Total                              $108,209      $4,571      ($226)  $112,554
                                 =============================================


























MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities, which comprise 35% of the company's investment in fixed maturity securities at March 31, 1997, by type, are as follows:

                                                                  Estimated
                                                  Amortized            Fair
                                                       Cost           Value
                                               _____________________________
                                                    (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,394         $17,562
   Planned amortization class                        70,347          72,058
   Targeted amortization class                       29,348          28,081
   Sequential pay                                    92,548          90,744
   Pass through                                     105,436         109,046
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,685          30,696
   Planned amortization class                        25,604          26,817
   Targeted amortization class                      420,561         400,616
   Sequential pay                                 1,816,270       1,779,808
   Mezzanines                                        37,599          36,507
   Private placements and subordinate issues         24,135          24,809
                                               _____________________________
Total mortgage-backed securities                 $2,669,927      $2,616,744
                                               =============================

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At March 31, 1997, unamortized premiums on mortgage-backed securities totaled $4,390,000 and unaccrued discounts on mortgage-backed securities totaled $50,940,000.

OTHER INVESTMENT INFORMATION
INVESTMENT VALUATION ANALYSIS: The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

At March 31, 1997, the company had established a valuation allowance of $245,000 on one of its mortgage loans to reduce the carrying value of this investment to its estimated fair value less costs to sell. At March 31, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. At December 31, 1996, no investments were identified as having an impairment other than temporary.

The carrying value of investments which have been non-income producing for the quarter ended March 31, 1997 and the year ending December 31, 1996, totaled $239,000 related to a real estate property.

INVESTMENT DIVERSIFICATIONS: The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relate to the holdings at March 31, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (30% in 1997 and 1996), public utilities (17% in 1997 and 1996), basic industrials (24% in 1997, 23% in 1996) and consumer products (12% in 1997 and 1996). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1997 and 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (28% in 1997 and 1996), industrial buildings (29% in 1997 and 1996), multi-family residential buildings (19% in 1997, 20% in 1996) and office buildings (22% in 1997 and 1996). Equity securities (which represent 0.7% of the company's investments) consist primarily of investments in the company's registered separate accounts and an investment of $52,268,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at March 31, 1997.


NOTE 3 -- FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter of 1996, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at March 31, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. Concurrently, the company implemented a hedging program to purchase Standard & Poor's ("S&P")
500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. During the first quarter of 1997, the company paid approximately $413,000 in premiums for call options which mature in 2004. The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

The agreements for the caps and swaptions entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5%). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by taking the excess of the current applicable rate over the specified fixed rate, and multiplying this excess by the notional amount of the caps. Payments on cash settled put swaptions are also calculated based upon the excess of the current applicable rate over the specified fixed rate multiplied by the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the discount rate defined in the agreement. The agreements for the call options entitle the company to receive payments from the counterparty if the S&P 500 index exceeds the specified strike price on the maturity date. The amount of such payments to be received by the company for the call options, if any, will be calculated by taking the excess of the average closing price (as defined in the contract) at maturity over the specified strike price, and multiplying this excess by the number of S&P 500 units defined in the contract. Any payments received from the counterparties will be recorded as an adjustment to interest credited.

The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at March 31, 1997:

                     1998      1999      2000      2001       2002       Total
_______________________________________________________________________________
                                     (Dollars in thousands)
Interest rate
  caps                                         $400,000   $200,000    $600,000
Cash settled
  put swaptions  $100,000  $400,000  $400,000   350,000     50,000   1,300,000
                _______________________________________________________________
Total notional
  amount         $100,000  $400,000  $400,000  $750,000   $250,000  $1,900,000
                ===============================================================

ACCOUNTING TREATMENT: Premiums paid to purchase these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $1,232,000 in the first quarter of 1997. Unrealized gains and losses on caps and swaptions and related assets or liabilities will not be recorded in income until realized. The call options are carried at amortized cost plus the intrinsic value, if any, of the call option as of the valuation date. The future policy benefit liability for the equity-indexed annuity product is established as the full account value without regard to the performance of the equity index, plus the intrinsic value, if any, as of the valuation date. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission are evaluating the accounting and disclosure requirements for these instruments. The SEC amended its derivative disclosure rules in January 1997 requiring additional qualitative and quantitative disclosures by December 31, 1997.
FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a Statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of March 31, 1997:

                                                Gross       Gross    Estimated
                               Amortized   Unrealized  Unrealized         Fair
March 31, 1997                      Cost        Gains      Losses        Value
_______________________________________________________________________________
                                              (Dollars in thousands)
Interest rate caps                $4,891                  ($1,139)      $3,752
Cash settled put swaptions        11,920         $419      (1,126)      11,213
S&P 500 call options                 410           --         (58)         352
                              _________________________________________________
Total                            $17,221         $419     ($2,323)     $15,317
                              =================================================

The decline in fair value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

EXPOSURE TO LOSS - COUNTERPARTY NONPERFORMANCE:  The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium (remaining amortized cost) paid to purchase the instrument plus the recorded intrinsic value, if any, for the call options because no additional payments are required by the company on these instruments after the initial premium. Counterparty non-performance would result in an economic loss if interest rates exceeded the specified fixed rate or, for the S&P 500 index call options, the average closing price at maturity exceeded the specified strike price. Economic losses would be measured by the net replacement cost, or estimated fair value, for such instruments. The estimated fair value is the average of quotes, if more than one quote is available, obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversifying among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of March 31, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (fair value) of the company's instruments was as follows:


March 31, 1997                               Net Replacement Value
_______________________________________________________________________________
                              Interest    Cash Settled        S&P 500
                             Rate Caps   Put Swaptions   Call Options    Total
                             __________________________________________________
                                              (Dollars in thousands)
Counterparties credit quality:
   AAA                          $2,494        $5,769           $352     $8,615
   AA-                           1,258         3,066             --      4,324
   A+                               --         2,378             --      2,378
                             __________________________________________________
Total                           $3,752       $11,213           $352    $15,317
                             ==================================================

NOTE 4 -- ACQUISITION

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable Inc., ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. BT Variable, a New York corporation, in turn, owns all the outstanding capital stock of Golden American Life Insurance Company ("Golden American"), a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. The acquisition was accounted for using the purchase method, and the results of operations of BT Variable are included in the consolidated statement of income from the date of acquisition. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses costs and, as a result, goodwill may change. The total amount of goodwill and other intangibles deferred relating to the acquisition is comprised of $39,254,000 of estimated goodwill and approximately $4,695,000 of costs of issuance of the preferred securities mentioned above. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years, respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

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

 An analysis of the PVIF asset for the quarter ended March 31, 1997 is as follows:

                              (Dollars in thousands)
Beginning balance                           $83,051
Imputed interest                              1,593
Amortization                                 (3,694)
Adjustment for unrealized
 losses on available for
 sale securities                                481
                                  __________________
Ending balance                              $81,431
                                  ==================






















Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. Based on current conditions and assumptions as to future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of March 31, 1997, is as follows:

           Year                                   Amount
_________________________________________________________
                      (Dollars in thousands)
Remainder of 1997                                 $8,000
             1998                                 10,100
             1999                                  9,200
             2000                                  7,900
             2001                                  6,800
             2002                                  5,800

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At March 31, 1997, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $14,675,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $14,309,000 at March 31, 1997 for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $2,298,000 in the first three months of 1997 compared to $1,917,000 in the first quarter of 1996. Insurance benefits and expenses have been reduced by $1,205,000 in the first three months of 1997 compared to $1,195,000 in the same periods of 1996. The amount of reinsurance assumed is not significant.

INVESTMENT COMMITMENTS: At March 31, 1997, outstanding commitments to fund mortgage loans on real estate and equity investments totaled $39,650,000 and $9,814,000, respectively.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. During the first quarter of 1997, the company accrued and charged to expense $76,000. At March 31, 1997, the company has an undiscounted reserve of $44,242,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $13,887,000 for assessments paid which may be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

COMPANY-OBLIGATED, MANDATORILY-REDEEMABLE SECURITIES OF SUBSIDIARY TRUST: On July 23, 1996, the Trust, a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount, of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of March 31, 1997, 5,000,000 shares of Preferred Securities were outstanding.

Equitable has obligations under the Debt Securities, the Preferred Securities Guarantee Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust's obligations under the Preferred Securities.

Net proceeds of approximately $120,305,000 from the issuance of $125,000,000 of Preferred Securities, were used to fund, in part, the acquisition of BT Variable, which owned all the outstanding capital stock of Golden American and DSI. Refer to Note 4 for further information regarding the acquisition.

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both primary earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.02 and $0.01 per share for the first quarter of 1997 and 1996, respectively.

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

VULNERABILITY FROM CONCENTRATIONS: The company has various concentrations in its investment portfolio (see Note 2 for further information). The company's asset growth, net investment income and cash flow are primarily generated from the sale of individual fixed annuity policies, variable products and associated future policy benefits and separate account liabilities. Substantial changes in tax laws that would make these products less attractive to consumers, extreme fluctuations in interest rates or stock market returns which may result in higher lapse experience than assumed, could cause a severe impact to the company's financial condition. The company has purchased interest rate caps and swaptions for its hedging program (see Note 3) to mitigate the financial statement impact of significant increases in interest rates.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned at March 31, 1997. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG").

RESULTS OF OPERATIONS
_____________________

ACQUISITION

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc.
("DSI") for $144,000,000. Golden American is a Delaware stock life insurance company and DSI is a New York corporation and registered broker/dealer and investment adviser. The purchase price consisted of $93,000,000 in cash paid to Whitewood Properties Corporation (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid.

The acquisition was accounted for as a purchase and, accordingly, first quarter 1997 results of operations include the operations of BT Variable and its subsidiaries, Golden American and DSI. Information provided for the first quarter of 1996 does not include the operations of BT Variable. Certain additional information has been provided in this discussion on a pro forma combined basis, as if the operations of BT Variable had been included in the first quarter of 1996, to assist the reader in assessing the operations and prospects of the company as it is currently comprised. The following table reflects actual results for the quarter ended March 31, 1997 and 1996.

PREMIUMS

                                              Percentage    Dollar
Quarter ended March 31                  1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $241,486      (23.7)% ($74,810)  $316,296
Variable annuity premiums:
 Separate account                    172,671      402.2    138,289     34,382
 Fixed account                        38,683    4,434.2     37,830        853
                                 _____________________________________________
Total variable annuity
 premiums                            211,354      499.8    176,119     35,235
                                 _____________________________________________
Total annuity premiums               452,840       28.8    101,309    351,531

Life insurance premiums:
 First year and single
  premiums                            13,041       57.3      4,753      8,288
 Renewal premiums                     24,727        7.2      1,653     23,074
                                 _____________________________________________
Total life insurance
 premiums                             37,768       20.4      6,406     31,362
                                 _____________________________________________
Total premiums                      $490,608       28.1%  $107,715   $382,893
                                 =============================================

Total annuity and life insurance premiums, increased 28.1%, to $490,608,000 in the first quarter of 1997. Fixed annuity premiums decreased 23.7%, to $241,486,000 in the first quarter of 1997 due to continued contraction in the fixed annuity market place. Variable annuity premiums continue to reflect strong growth, with a 499.8% increase in the first quarter of 1997. This increase is due, in part, to the August 13, 1996 acquisition of Golden American, recent strong stock market returns and the company's marketing efforts.

Golden American reported variable annuity premiums of $87,961,000, and variable life premiums of $7,306,000, in the first quarter of 1997. Equitable Life introduced its variable annuity product in the fourth quarter of 1994. Variable annuities have grown as a percentage of the company's total premiums due to market conditions which have made products with variable returns relatively more attractive than products with fixed returns, expansion of variable product offerings and growth and diversification of distribution channels. As a result, variable annuity premiums have grown to 43.1% of total premiums in the first quarter of 1997, compared to 9.2% for the first quarter of 1996. During the same period, fixed annuity premiums represent 49.2% of total premiums in the first quarter of 1997, compared to 82.6% in the first quarter of 1996, while life insurance premiums represent approximately 7.7% of total premiums.

The decrease in fixed annuity premiums during the first quarter of 1997 reflects the impact of a relatively low interest rate environment, flat yield curve and strong stock market returns. In such an environment, the returns provided by variable annuities and mutual funds are relatively more attractive than fixed annuity returns, placing pressure on fixed annuity sales. The acquisition of Golden American has complemented and significantly enhanced the company's existing variable annuity business. As a result of the acquisition, the company has expanded the distribution of its variable products, and plans to continue this expansion as well as market fixed products through Golden American's distribution system. While fixed annuity sales are lower than in previous periods, the company believes the product diversification achieved with the acquisition of Golden American, expansion and diversification of distribution channels, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. The diversity of products and distribution channels the company now offers is intended to improve the stability of sales under a variety of market conditions. Insurance agents and broker/dealers are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and weekly commission payments.

The table above includes premiums for Golden American for the first quarter of 1997. As a result, the premiums provide insight as to the reported results of operations. However, the significant increase in variable annuity premiums is primarily attributable to the acquisition of Golden American and significant growth in sales of Equitable Life's variable annuity products.
The following table is provided on a pro forma combined basis including
Golden American premiums for the first quarter of 1997 and 1996.

















PRO FORMA PREMIUMS

                                              Percentage    Dollar
Quarter ended March 31                  1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $241,486      (23.7)% ($74,810)  $316,296
Variable annuity premiums:
 Separate account:
  Equitable Life                     121,745      254.1     87,363     34,382
  Golden American                     50,926       14.5      6,464     44,462
 Fixed account:
  Equitable Life                       1,648       93.1        795        853
  Golden American                     37,035      (44.5)   (29,702)    66,737
                                 _____________________________________________
Total variable annuity premiums      211,354       44.3     64,920    146,434
                                 _____________________________________________
Total annuity premiums               452,840       (2.1)    (9,890)   462,730

Life insurance premiums:
 Equitable Life & USG                 30,462       (2.9)      (900)    31,362
 Golden American                       7,306       78.5      3,213      4,093
                                 _____________________________________________
Life insurance premiums               37,768        6.5      2,313     35,455
                                 _____________________________________________
Total premiums                      $490,608       (1.5)%  ($7,577)  $498,185
                                 =============================================

On a pro forma combined basis, total annuity and life insurance premiums decreased 1.5% to 490,608,000 in 1997. On a pro forma combined basis, variable annuity separate account premiums increased 119.0% to $172,671,000. The fixed account portion of Golden American's variable annuity premiums, however, decreased 44.5% to $37,305,000 during the first quarter of 1997 on a pro forma basis. This decrease in the fixed account portion as well as the decline in fixed annuity premiums reflects the challenging sales environment the industry continues to face for fixed product sales. Equitable Life introduced its variable annuity product in the fourth quarter of 1994 and premiums from this product have grown dramatically over the last two years although year over year percentage increases have declined due to increases in the amount of in force attributable to this product. The company expects variable annuity premiums to continue to grow as it expands and diversifies its product offerings and distribution channels, but year over year percentage increases will decline as the amount of variable annuities in force increases. Equitable Life and USG offer interest-sensitive and traditional life insurance products. Golden American offers only variable products, including variable life insurance, of which sales are impacted by many of the same factors as variable annuities, including a strong stock market, low interest rates, a flat yield curve and increased competition. Premiums, net of reinsurance, for variable annuity and variable life products from significant sellers for the quarter ended March 31, 1997 are as follows: Paine Webber, $24,000,000 or 11%; Smith Barney, $41,000,000 or 19%; Locust Street Securities, Inc., an affiliate, $36,000,000 or 17%; and Primerica Financial Services, $36,000,000 or 17%.



REVENUES

                                             Percentage     Dollar
Quarter ended March 31                 1997      Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges                   $25,283        71.8%   $10,566    $14,717
Traditional life insurance
  premiums                            9,825        (3.2)      (326)    10,151
Net investment income               192,252        12.3     21,040    171,212
Realized gains on
  investments                         4,506       (12.5)      (644)     5,150
Other income                         10,804       148.6      6,458      4,346
                                ______________________________________________
                                   $242,670        18.0%   $37,094   $205,576
                                ==============================================

Total revenues increased 18.0% in the first quarter of 1997. Annuity and interest sensitive life insurance product charges increased 71.8% in the first quarter of 1997. Excluding Golden American, annuity and interest sensitive life product charges increased 22.1% in the first quarter of 1997. These product charges consist primarily of cost of insurance charges, policy administrative charges and surrender charges that increase as the company's policyholder liabilities, including variable separate account liabilities, grow. In addition, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income allows the company to recover a portion of the expenses incurred to generate policy sales and partially offsets the amortization of deferred policy acquisition costs related to surrendered policies. Premiums from traditional life insurance products, which are included in revenue, decreased 3.2% in the first quarter of 1997, as a result of the company's continued emphasis on the more popular universal life and fixed premium, current interest life insurance products (for which premiums are not included in revenues).

Net investment income increased 12.3% in the first quarter of 1997 due to the increase in invested assets. During the first quarter of 1997, the company had realized gains on the sale of investments of $4,506,000 compared to gains of $5,150,000 in the same periods of 1996.

Other income increased 148.6% in the first quarter of 1997 as a result of the acquisition of DSI and an increase in commission income from an affiliated broker/dealer. The increase in commission income from the broker/dealers is substantially offset by an increase in other expense.

EXPENSES

Total insurance benefits and expenses increased $23,987,000, or 15.8%, to $175,878,000 in the first quarter of 1997. Interest credited to annuity and interest sensitive life account balances increased $10,301,000, or 9.6%, to $118,059,000 in the first three months of 1997 as a result of higher account balances associated with those products. The amortization of financial instruments purchased for the company's hedging programs during 1996 and 1997 increased interest credited to account balances by $1,232,000 during the first quarter of 1997. See further discussion of the hedging programs in the Financial Instruments - Risk Management section below.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including fixed annuities, interest sensitive life policies and participating policies, allow for interest rate adjustments at least annually. The company also sells deferred annuities with multi-year interest rate guarantees. The design of these products makes them more competitive with savings alternatives such as certificates of deposit. As a result, sales of these products have grown as sales through banks and financial institutions have grown. The following table summarizes the effective annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the three months ended March 31, 1997 and 1996. Yield on assets and cost of funds are estimated by calculating the weighted average of the three month end values for those items. Golden American is included in the tables below for the first quarter of 1997.

                                Yield on       Credited       Interest
Three months ended March 31       Assets           Rate    Rate Spread
_______________________________________________________________________
Average base rate (excluding
 first year bonus):
   1997                             8.37%          5.55%          2.84%
   1996                             8.53           5.60           2.93

Average total (including
 first year bonus):
   1997                             8.37           5.73           2.64
   1996                             8.53           5.90           2.63


At March 31, 1997 and 1996, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                Yield on       Credited       Interest
March 31,                         Assets           Rate    Rate Spread
_______________________________________________________________________
Base rate (excluding
 first year bonus):
   1997                             8.36%          5.52%          2.84%
   1996                             8.49           5.58           2.91

Total (including
 first year bonus):
   1997                             8.36           5.70           2.66
   1996                             8.49           5.87           2.62


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, interest sensitive life policies and participating policies. The total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $190,000, or 2.2%, to $8,981,000 in the first quarter of 1997. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1997 by approximately $278,000 in the first three months of 1997 compared to first quarter of 1996.

Commissions increased $3,067,000, or 9.4%, to $35,746,000 in the first three months of 1997. Excluding Golden American, commissions decreased 8.1% in the first quarter of 1997. Insurance taxes increased $56,000, or 2.0%, to $2,873,000 in the first quarter of 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of annuity sales. Commissions are also affected by the mix of annuity sales. The shift in premium volume from annuity products with higher commissions to products with lower commissions resulted in the decrease in commissions (excluding Golden American) in the first quarter of 1997. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

General expenses increased $5,470,000, or 49.6%, to $16,488,000 in the first three months of 1997. The increase in 1997 is primarily attributable to the acquisition of Golden American. Excluding Golden American, general expenses increased 10.7% in 1997. Golden American uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on current earnings. Management expects general expenses to continue to increase substantially in 1997 as a result of the inclusion of Golden American operations for the full year and the emphasis on expanding the salaried wholesaler distribution network.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by a couple of factors.
(1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company has implemented a hedging program which uses certain derivative instruments (interest rate caps and swaptions) to reduce the negative effect of increased withdrawal activity which may result from extreme increases in interest rates (see further discussion of the hedging program in the financial instruments section below).











The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three months ended March 31, 1997 and 1996.

Three Months Ended March 31         1997            1996
___________________________        ______          ______
Annuity withdrawals                  8.8%            8.3%

Life insurance lapse ratio           7.4%            6.7%


The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs ("DPAC") increased by $4,889,000, or 27.0%, in the first quarter of 1997. Golden American had amortization of deferred policy acquisition costs of $349,000 in the first quarter. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No.
115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains declined as a result of a decrease in realized and prepayment gains from assets backing fixed annuity and interest sensitive life insurance liabilities.

A breakdown of the amortization of deferred policy acquisition costs for the three months ended March 31, 1997 and 1996 is as follows:

                                          Percentage       Dollar
Three Months Ended March 31       1997        Change       Change       1996
_____________________________________________________________________________
                                         (Dollars in thousands)
Amortization related to:
 Operating income              $22,334         36.8%       $6,012    $16,322
 Realized gains                    678        (62.4)       (1,123)     1,801
                           __________________________________________________
Total                          $23,012         27.0%       $4,889    $18,123
                           ==================================================

As a part of the acquisition of Golden American, $85,796,000 of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discounted rate determined by the company. Amortization of PVIF totaled $2,101,000 in the first quarter of 1997. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $8,000,000 for the remainder of 1997, $10,100,000 in 1998, $9,200,000 in 1999, $7,900,000 in 2000, $6,800,000 in 2001 and
$5,800,000 in 2002. Actual amortization may vary based upon changes in assumptions and experience.

The acquisition of Golden American was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at the acquisition date. Goodwill of $39,254,000 has been established for the excess of the acquisition cost over the fair value of net assets acquired. The acquisition cost is preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses and, as a result, goodwill may change. Amortization of goodwill during the first quarter of 1997 totaled $392,000. Amortization of goodwill attributed to licenses acquired in conjunction with the purchase of USG totaled $19,000 in the first quarter of 1997 and 1996, respectively. Goodwill resulting from the acquisition of Golden American is being amortized on a straight-line basis over 25 years and is expected to total approximately $1,570,000 annually.

Other expenses increased $5,592,000, or 156.6% to $9,163,000 in the first quarter of 1997. The increase in other expenses resulted from increased commissions paid to registered representatives selling investment products through the company's broker/dealer operations and accounting, custodial and administrative expenses of variable products operations.

On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of the company issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below for a discussion of this transaction). Pre-tax distributions to the holders of these company-obligated, mandatorily-redeemable preferred securities totaled $2,719,000 in the first quarter of 1997.



























INCOME

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs, increased $2,271,000, or 8.2%, in the first quarter of 1997. Net income increased $2,509,000, or 8.3%, in the first quarter of 1997. A breakdown of income is as follows:


Three months ended March 31         1997                      1996
______________________________________________________________________________
                                $        Per Share        $         Per Share
                           ___________________________________________________
                               (Dollars in thousands, except per share data)
Operating income               $29,946       $0.94       $27,675        $0.87

Realized gains (net of
 tax):
 Gains realized on dis-
  posal of investments           2,929        0.09         3,347         0.11
 Commercial mortgage
  and mortgage-backed
  securities prepayment
  gains                            280        0.01           353         0.01
 Realized gains related
  amortization of
  DPAC                            (441)      (0.02)       (1,170)       (0.04)
                           ___________________________________________________
                                 2,768        0.08         2,530         0.08
                           ___________________________________________________
 Net income                    $32,714       $1.02       $30,205        $0.95
                           ===================================================

In 1996, the acquisition of Golden American diluted earnings by 8 cents per share, including operations of BT Variable and subsidiaries for the period August 13, 1996 through December 31, 1996 and related financing costs.
During the first quarter of 1997, the acquisition diluted earnings by approximately 3.5 cents per share. The acquisition is currently expected to dilute year-end 1997 operating earnings per share by 6 to 10 cents per share. Subsequent to 1997, the acquisition is expected to have a positive impact on earnings per share as opportunities are available to market fixed products through Golden American's distribution channels, expand the distribution of variable products and achieve expense efficiencies. See "Cautionary Statement Regarding Forward-Looking Statements" below.

Average shares outstanding totaled 32,016,871 in the first three months of 1997 up from 31,816,700 in the same period of 1996.

FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the company's total investment portfolio decreased 0.4% in the first three months of 1997. The amortized cost basis of the company's total investment portfolio grew 1.7% during the same period. All of the company's investments, other than mortgage loans and real estate, are carried at fair value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's fixed annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.

INVESTMENT PORTFOLIO SUMMARY: To support the company's fixed annuities and life insurance products, cash flow was invested primarily in fixed maturity securities. At March 31, 1997, the company's investment portfolio was comprised of the following:

                                                     Estimated        Yield at
                                  Amortized   % of        Fair   % of Amortized
                                       Cost  Total       Value  Total     Cost
                                _______________________________________________
Investment cash and short-term
 investments                        $27,848    0.3%    $27,848    0.3%     4.7%
Governments and agency mortgage-
 backed securities                  406,446    4.2     412,992    4.3      8.1
Conventional mortgage-backed
 securities                       2,354,854   24.7   2,299,253   24.2      7.9
Investment grade corporate
 securities                       4,144,221   43.5   4,183,903   44.0      8.1
Below-investment grade corporate
 securities                         749,251    7.9     738,829    7.8      9.1
Mortgage loans                    1,794,793   18.8   1,766,540   18.6      8.2
                                _______________________________________________
  Total cash and fixed income
    investments                   9,477,413   99.4   9,429,365   99.2      8.1
Equity securities                    48,896    0.5      66,714    0.7      9.9
Real estate                           8,559    0.1       8,559    0.1      3.5
                                _______________________________________________
  Total investments              $9,534,868  100.0% $9,504,638  100.0%     8.1%
                                ===============================================

   Estimated fair values of publicly traded securities are as reported by an independent pricing service. Fair values of conventional mortgage-backed securities not actively traded in a liquid market are estimated using a third party pricing system. This pricing system uses a matrix calculation assuming a spread over U.S. Treasury bonds based upon the expected average lives of the securities. Fair values of private placement bonds are estimated using a matrix that assumes a spread (based on interest rates and a risk assessment of the bonds) over U.S. Treasury bonds. Estimated fair values of redeemable preferred stocks are as reported by the National Association of Insurance Commissioners ("NAIC"). Fair values of mortgage loans on real estate are estimated by discounting expected cash flows, using interest rates currently being offered for similar loans. Estimated fair values of equity securities are based on the latest quoted market prices or conversion value, if applicable. Estimated fair values of the company's investment in its registered separate account, included in equity securities, are based upon the quoted fair value of the securities comprising the individual portfolios underlying the separate account. Fair value of owned real estate is estimated to be equal to, or in excess of, carrying value based upon appraised values.

FIXED MATURITY SECURITIES: At March 31, 1997, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Amortized     % of     Estimated     % of
                                       Cost    Total    Fair Value    Total
                                ____________________________________________
                                              (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,669,166     34.8%   $2,620,466     34.3%
 AA+ to AA-                         394,918      5.2       394,117      5.2
 A+ to A-                         2,193,599     28.6     2,225,962     29.2
 BBB+ to BBB-                     1,468,813     19.2     1,475,218     19.2
 BB+ to BB-                         639,364      8.4       634,321      8.3
 B+ to B-                           131,174      1.7       127,653      1.7
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)                101,201      1.3       101,715      1.3
 Rated 2 (BBB+ to BBB-)              19,736      0.3        20,016      0.3
 Rated 3 (BB+ to BB-)                27,346      0.4        27,645      0.4
 Rated 5 (CCC+ to C)                  8,839      0.1         7,476      0.1
 Redeemable preferred stock             616      0.0           388      0.0
                                ____________________________________________
Total fixed maturities           $7,654,772    100.0%   $7,634,977    100.0%
                                ============================================

All of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Investments classified as available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. Securities the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by Statement of Financial Accounting Standards (SFAS) No. 115. Securities bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

On March 31, 1997, fixed income securities with an amortized cost of $7,654,772,000 and an estimated fair value of $7,634,977,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, decreased stockholders' equity by $7,712,000, or $0.24 per share at March 31, 1997 compared to an increase of $76,387,000, or $2.38 per share at December 31, 1996.

Net unrealized depreciation of fixed maturity investments of $19,795,000 was comprised of gross appreciation of $160,960,000 and gross depreciation of $180,755,000.

The percentage of the company's portfolio invested in below investment grade securities increased slightly during the first three months of 1997. At
March 31, 1997 the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 93 issuers totaling $749,251,000, or 7.9% of the company's investment portfolio compared to 93 issuers totaling $733,182,000, or 7.8%, at December 31, 1996. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At March 31, 1997, the yield at amortized cost on the company's below investment grade portfolio was 9.1% compared to 8.1% for the company's investment grade corporate bond portfolio. The company estimates the fair value of its below investment grade portfolio was $738,829,000, or 98.6% of amortized cost value, at March 31, 1997.

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

During the first three months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost value of $79,943,000 were called or repaid by their issuers generating net realized gains totaling $563,000. In total, net pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $1,854,000 in the first three months of 1997.

The company's fixed maturity investment portfolio had a combined amortized cost yield of 8.1% at March 31, 1997 and December 31, 1996.

At March 31, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary.

EQUITY SECURITIES: At March 31, 1997, the company owned equity securities with a combined cost of $48,896,000 and an estimated fair value of $66,714,000. Gross appreciation of equity securities totaled $18,055,000 and gross depreciation totaled $237,000. Equity securities are primarily comprised of the company's investment in shares of the mutual funds underlying the company's registered separate accounts and an investment in a real estate investment trust. The company's investment in the real estate investment trust had an estimated fair value of $52,268,000 and a cost basis of $36,085,000 at March 31, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

MORTGAGE LOANS: Mortgage loans make up approximately 18.8% of the company's investment portfolio. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and has continued to increase the lending activity. Mortgages outstanding increased to $1,794,793,000 from $1,720,114,000 at December 31, 1996. The company's mortgage loan portfolio, excluding farm loans, includes 589 loans with an average size of $3,047,000, and average seasoning of 3.6 years if weighted by the number of loans, and
1.8 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At March 31, 1997, the yield on the company's mortgage loan portfolio was 8.2%.





















Distribution of these loans by type of collateral is as follows:

                                                           % of
                                # of      Carrying     Mortgage
                               Loans         Value    Portfolio
                               _________________________________
                                     (Dollars in thousands)
Collateral Breakdown
______________________________
  Multi-family residential        98      $338,794         18.9%
  Industrial                     216       520,845         29.0
  Office buildings               121       403,474         22.5
  Retail                         145       499,966         27.9
  Farm                             3            65          0.0
  Other                            9        31,649          1.7
                               _________________________________
Total                            592    $1,794,793        100.0%
                               =================================

Distribution of these loans by geographic location is as follows:

                                                           % of
                                # of      Carrying     Mortgage
                               Loans         Value    Portfolio
                               _________________________________
                                     (Dollars in thousands)
Geographic Breakdown
______________________________
  New England                      6       $25,572          1.4%
  Middle Atlantic                 78       271,498         15.1
  South Atlantic                  93       314,208         17.5
  East North Central             117       383,605         21.4
  West North Central              75       230,786         12.9
  East South Central              22        78,304          4.4
  West South Central              34        92,403          5.1
  Mountain                        41       119,627          6.7
  Pacific                        126       278,790         15.5
                               _________________________________
Total                            592    $1,794,793        100.0%
                               =================================

At March 31, 1997, the company had established a valuation allowance of $245,000 on one of its mortgage loans to reduce the carrying value of this investment to its estimated fair value less costs to sell. At March 31, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 102.5% of the principal amount of problem mortgages resolved in the last three years.

REAL ESTATE: At March 31, 1997, the company owned real estate totaling $8,559,000, including properties acquired through foreclosure valued at $5,282,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with only 0.04% of the company's investment in default at March 31, 1997. The company estimates its total investment portfolio, excluding policy loans, had a fair value equal to 99.7% of amortized cost value for accounting purposes at March 31, 1997.

FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at March 31, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. At the same time, the company implemented a hedging program to purchase Standard &
Poor's ("S&P") 500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. During the first quarter of 1997, the company paid approximately $413,000 in premiums for call options which mature in 2004. The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

The agreements for the caps and swaptions entitle the company to receive payments from the instruments' counterparties on future reset dates if interest rates, as specified in the agreements, rise above a specified fixed rate (9.0% and 9.5%). The amount of such payments to be received by the company for the interest rate caps, if any, will be calculated by taking the excess of the current applicable rate over the specified fixed rate, and multiplying this excess by the notional amount of the caps. Payments on cash settled put swaptions are also calculated based upon the excess of the current applicable rate over the specified fixed rate multiplied by the notional amount. The product of this rate differential times the notional amount is assumed to continue for a series of defined future semi-annual payment dates and the resulting hypothetical payments are discounted to the current payment date using the discount rate defined in the agreement. The agreements for the call options entitle the company to receive payments from the counterparty if the S&P 500 index exceeds the specified strike price on the maturity date. The amount of such payments to be received by the company for the call options, if any, will be calculated by taking the excess of the average closing price (as defined in the contract) at maturity over the specified strike price, and multiplying this excess by the number of S&P 500 units defined in the contract. Any payments received from the counterparties will be recorded as an adjustment to interest credited.

The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at March 31, 1997:


                     1998      1999      2000      2001       2002       Total
_______________________________________________________________________________
                                     (Dollars in thousands)
Interest rate
  caps                                         $400,000   $200,000    $600,000
Cash settled
  put swaptions  $100,000  $400,000  $400,000   350,000     50,000   1,300,000
                _______________________________________________________________
Total notional
  amount         $100,000  $400,000  $400,000  $750,000   $250,000  $1,900,000
                ===============================================================

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of March 31, 1997:

                                                Gross       Gross    Estimated
                               Amortized   Unrealized  Unrealized         Fair
March 31, 1997                      Cost        Gains      Losses        Value
_______________________________________________________________________________
                                              (Dollars in thousands)
Interest rate caps                $4,891                  ($1,139)      $3,752
Cash settled put swaptions        11,920         $419      (1,126)      11,213
S&P 500 call options                 410           --         (58)         352
                              _________________________________________________
Total                            $17,221         $419     ($2,323)     $15,317
                              =================================================

The decline in fair value from amortized cost reflects changes in interest rates and market conditions since time of purchase.

EXPOSURE TO LOSS - COUNTERPARTY NONPERFORMANCE:  The company is exposed to the risk of losses in the event of non-performance by the counterparties of these instruments. Losses recorded in the company's financial statements in the event of non-performance will be limited to the unamortized premium (remaining amortized cost) paid to purchase the instrument plus the recorded intrinsic value, if any, for the call options because no additional payments are required by the company on these instruments after the initial premium. Counterparty non-performance would result in an economic loss if interest rates exceeded the specified fixed rate or, for the S&P 500 index call options, the average closing price at maturity exceeded the specified strike price. Economic losses would be measured by the net replacement cost, or estimated fair value, for such instruments. The estimated fair value is the average of quotes, if more than one quote is available, obtained from related and unrelated counterparties. The company limits its exposure to such losses by: diversifying among counterparties, limiting exposure to any individual counterparty based upon that counterparty's credit rating, and limiting its exposure by instrument type to only those instruments that do not require future payments. For purposes of determining risk exposure to any individual counterparty, the company evaluates the combined exposure to that counterparty on both a derivative financial instruments' level and on the total investment portfolio credit risk and reports its exposure to senior management at least monthly. The maximum potential economic loss (the cost of replacing an instrument or the net replacement value) due to nonperformance of the counterparties will increase or decrease during the life of the instruments as a function of maturity and market conditions.

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of March 31, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (market value) of the company's instruments was as follows:


March 31, 1997                               Net Replacement Value
_______________________________________________________________________________
                              Interest   Cash Settled       S&P 500
                             Rate Caps   Put Swaptions  Call Options     Total
                             __________________________________________________
                                              (Dollars in thousands)
Counterparties credit quality:
   AAA                          $2,494        $5,769           $352     $8,615
   AA-                           1,258         3,066             --      4,324
   A+                               --         2,378             --      2,378
                             __________________________________________________
Total                           $3,752       $11,213           $352    $15,317
                             ==================================================

OTHER ASSETS

Accrued investment income increased $1,899,000 primarily due to an increase in the amortized cost of new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $79,828,000 over year-end 1996 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $18,214,000 as the deferral of current period costs, primarily commissions incurred to generate insurance and annuity sales, totaled $41,226,000. Amortization of costs deferred totaled $23,012,000.

Present value of in force acquired (PVIF) was established as a result of the recent acquisition of variable annuity and life insurance business in force on Golden American. At March 31, 1997, PVIF was $81,431,000 and amortization (excluding the impact of SFAS No. 115) totaled $2,101,000 for the first quarter of 1997.

At March 31, 1997, the company had $1,793,298,000 of separate account assets compared to $1,657,879,000 at December 31, 1996. The increase in separate account assets is due to the growth in the company's variable annuity products. Golden American had separate account assets of $1,235,591,000 at March 31, 1997. At March 31, 1997, the company had total assets of $12,740,878,000, an increase of 1.4% over total assets at December 31, 1996.

LIABILITIES

In conjunction with the volume of annuity and insurance sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $135,705,000, or 1.4%, during the first three months of 1997.

Reserves for the company's annuity contracts, including separate account reserves for variable contracts, increased $253,377,000, or 2.6%, to $9,931,787,000 at March 31, 1997. Life insurance reserves, including separate account reserves for variable life policies, increased $15,227,000, or 1.2%, to $1,274,899,000 at March 31, 1997.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early.
Current surrender charge periods on fixed annuity policies typically range from five years to the term of the policy. During the first quarter of 1997, 84% of such policies issued by Equitable Life and USG had a surrender charge period of seven years or more. The initial surrender charge on Equitable Life and USG fixed annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.

The following table summarizes the company's non-par deferred fixed annuity liabilities and sales for the three months ended March 31, 1997 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                             Deferred             Deferred
                                Fixed                Fixed
                              Annuity    % of      Annuity    % of
Surrender Charge %              Sales   Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $724,829     9.9%
1 to 4 percent                                     902,384    12.4
5 to 6 percent                $27,132    13.6%   1,293,700    17.7
7 to 9 percent                145,572    73.1    3,086,644    42.3
10 percent and greater         26,368    13.3    1,290,382    17.7
                          _________________________________________
                             $199,072   100.0%  $7,297,939   100.0%
                          =========================================

Deferred income taxes decreased $37,889,000 to $7,792,000 at March 31, 1997, from December 31, 1996 of which $47,830,000 of the decrease relates to the change in unrealized appreciation of fixed maturity securities designated as available for sale. Total consolidated debt increased $11,900,000 during the first three months of 1997 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $116,500,000 at March 31, 1997.
At March 31, 1997, $7,884,000 of the commercial paper was issued for investment smoothing purposes. Other liabilities decreased $4,976,000 from year-end 1996 levels primarily due to a decrease in transfer and suspense accounts, guaranty fund assessment reserve, outstanding checks, and other payables, partially offset by increases in draft accounts payable and securities payable.

Separate account liabilities increased $135,419,000 to $1,793,298,000 from December 31, 1996 due to the growth in the company's variable annuity products. At March 31, 1997, the company had total liabilities of $11,791,915,000 compared to $11,548,880,000 at December 31, 1996, a 2.1%
increase.

PREFERRED SECURITIES

On July 23, 1996, Equitable of Iowa Companies Capital Trust, a consolidated, wholly-owned subsidiary of the company, issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below). The net proceeds of this offering were used to fund, in part, the acquisition of BT Variable, Inc.

EQUITY

At March 31, 1997, stockholders' equity was $823,963,000, or $25.71 per share, compared to 895,799,000 or $28.00 per common share at year end 1996. Unrealized depreciation of available for sale fixed maturity securities decreased stockholders' equity by $7,712,000, or $0.24 per share, after adjustments to deferred acquisition costs and deferred income taxes, at March 31, 1997 compared to an increase of $76,387,000 or $2.38 per share at December 31, 1996. The ratio of consolidated debt to total capital was 18.6% (18.5% excluding SFAS No. 115) at March 31, 1997, compared to 16.7% (17.8% excluding SFAS No. 115) at year-end 1996. The higher ratio is due to the issuance of additional commercial paper during 1997. At March 31, 1997, there were 32,043,526 common shares outstanding compared to 31,988,410 shares at December 31, 1996.

The effects of inflation and changing prices on the company are not material since insurance assets and liabilities are both primarily monetary and remain in balance. An effect of inflation, which has been low in recent years, is a decline in purchasing power when monetary assets exceed monetary liabilities.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The liquidity requirements of the company's subsidiaries are met by cash flow from annuity and insurance premiums, investment income, and maturities of fixed maturity investments and mortgage loans. The company primarily uses funds for the payment of annuity and insurance benefits, operating expenses and commissions, and the purchase of new investments.

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa, a leased location in Wilmington, Delaware and a leased location in New York, New York. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's Des Moines based home office operations. The company anticipates an additional $3,000,000 to $4,000,000 for fixed assets will be spent during 1997 for the new location. In addition, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by spending approximately $8,000,000 to $11,000,000 over the next three years on capital needs, primarily for information technology, as compared to the approximately $5,400,000 spent in 1996. No other material capital expenditures are planned.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing and to provide short-term liquidity. At March 31, 1997 the company had $116,500,000 in commercial paper notes outstanding, an increase of $11,900,000 from December 31, 1996. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co., and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000, and extend its term to May 10, 2001. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus
(3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At March 31, 1997, $300,055,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

Since Equitable of Iowa Companies is a holding company, funds required to meet its debt service requirements, dividend payments and other expenses are primarily provided by its subsidiaries. On August 12, 1996, Equitable Life paid a dividend of $24,000,000 to provide additional funding for the acquisition of Golden American. The ability of Equitable Life and Golden American to pay dividends to the parent company is restricted because prior approval of insurance regulatory authorities is required for payment of dividends to the stockholder which exceed an annual limitation. During the remainder of 1997, Equitable Life and Golden American could pay dividends to the parent company of approximately $95,363,000 and $2,186,000, respectively, without prior approval of statutory authorities. The company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the company's operations. The formula includes components for asset risk, liability risk, interest rate exposure and other factors. The company's insurance subsidiaries have complied with the NAIC's risk-based capital reporting requirements. Amounts reported indicate the company's insurance subsidiaries have total adjusted capital (as defined in the requirements) which is well above all required capital levels.

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

Pursuant to this shelf registration, on July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of March 31, 1997, 5,000,000 shares of Preferred Securities were outstanding.

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

As discussed above, on August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid the sum of $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid the sum of $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through the July 1996 offering of securities undertaken by the Trust, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the name BT Variable, Inc. was changed to EIC Variable, Inc. ("EIC Variable").

On April 3, 1997, the company received net proceeds of approximately $49,200,000 after estimated fees and expenses, from the issuance of $50,000,000 of 8.424% Capital Securities by a subsidiary trust maturing in 2027. The proceeds from the sale of the securities will be utilized for general corporate purposes.

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

INSURANCE INDUSTRY ISSUES
_________________________

The company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

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

In 1995, the NAIC adopted Guideline XXXIII, which, based upon liabilities at December 31, 1996, requires the company to increase annuity reserves in its statutory financial statements by approximately $23,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase in. The 1996 statutory financial statements included an increase in fixed annuity reserves of approximately $7,200,000 pursuant to the requirements of the guideline. The quarterly statutory financial statements include an increase in annuity reserves of approximately $2,500,000 pursuant to the requirements of the guideline for the three months ended March 31, 1997. The guideline has no effect on financial statements prepared in accordance with GAAP.

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

ACCOUNTING AND LEGAL DEVELOPMENTS
_________________________________

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both primary earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.02 and $0.01 per share for the first quarter of 1997 and 1996, respectively.

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

GUARANTY FUND ASSESSMENTS: On December 5, 1996, the American Institute of CPAs ("AICPA") issued an exposure draft of its Proposed Statement of Position on "Accounting for Guaranty-Fund Assessments". This proposed standard provides: (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments; (2) guidance on how to measure the liability and allows discounting the liability, if the amount and timing of the cash payments are fixed and reliably determinable;
(3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges; and (4) requirements for disclosure of certain information. The company's liability established for guaranty fund assessments and related premiums tax offset at March 31, 1997 is undiscounted and adequately reserves for guaranty fund assessments based upon the Proposal as currently written.

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



















CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
_________________________________________________________

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels and stock market performance, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse rate of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of advantages of the company's products.

3. Changes in the regulation of financial services, including bank sales and underwriting of insurance products, which may affect the competitive environment for the company's products.

4. Increasing competition in the sale of the company's products.

5. Other factors affecting the performance of the company, including, but not limited to, market conduct claims and other litigation (including the matters described above in "Accounting and Legal Developments - Litigation" section), insurance industry insolvencies, investment performance of the underlying portfolios of the variable products, variable product design and sales volume by significant sellers of the company's variable products.






























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

         (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:

           (i) None



























                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 9, 1997                      EQUITABLE OF IOWA COMPANIES





                                        By /s/ Paul E. Larson
                                          ________________________________
                                        Executive Vice President and CFO
                                        (Principal Financial Officer)



                                        By /s/ David A. Terwilliger
                                          ________________________________
                                        Vice President and Controller
                                        (Principal Accounting Officer)


































                                   INDEX

                           Exhibits to Form 10-Q
                      Three Months ended March 31, 1997
                        EQUITABLE OF IOWA COMPANIES

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






                                    INDEX

                           Exhibits to Form 10-Q
                      Three Months ended March 31, 1997
                          EQUITABLE OF IOWA COMPANIES

       (iv) Form of Indenture dated March 31, 1997, including therein the Form of Subordinated Deferrable Interest Debenture, relating to the company's $51,550,000 of 8.424% Subordinated Deferrable Interest Debentures (incorporated by reference from Exhibit 4.1 to the company's Report on Form 8-K filed April 4, 1997)

     (d)(i) Certificate of Trust of Equitable of Iowa Companies Capital Trust (incorporated by reference from Exhibit 4.8 to the company's Registration Statement on Form S-3 Registration No. 333-1909 filed March 22, 1996)

        (ii) Certificate of Trust of Equitable of Iowa Companies Capital Trust II (incorporated by reference from Exhibit 4.2 to the company's Report on Form 8-K filed April 4, 1997)

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

      (iii) Amended and Restated Declaration of Trust of Equitable of Iowa Companies Capital Trust II dated March 31, 1997, including therein the form of Capital Securities, relating to $50,000,000 of Trust Originated Capital Capital Securities issued by Equitable of Iowa Companies Capital Trust II (incorporated by reference from Exhibit
             4.3 to the company's Report on Form 8-K filed April 4, 1997)

     (f)(i) Form of Preferred Securities Guarantee Agreement by Equitable of Iowa Companies dated July 18, 1996 relating to $125,000,000 of Trust Originated Preferred Securities issued by Equitable of Iowa Companies Capital Trust (incorporated by reference from
             Exhibit 4.10 to the company's Report on Form 8-K filed July 3,
             1996)

        (ii) Series A Capital Securities Guarantee Agreement dated April 3, 1997 relating to $50,000,000 of Trust Originated Capital Securities issued by Equitable of Iowa Companies Capital Trust II (incorporated by reference from Exhibit 4.5 to the company's Report on Form 8-K filed April 4, 1997)







                                   INDEX

                           Exhibits to Form 10-Q
                      Three Months ended March 31, 1997
                          EQUITABLE OF IOWA COMPANIES

10   Material Contracts
     (a)     Executive compensation plans and arrangements *

        (i) Restated Executive Severance Pay Plan filed as Exhibit 10(a)(i) to Form 10-K for the year ended December 31, 1996, is incorporated by reference

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

11   Statement re: Computation of Per Share Earnings

21   Subsidiaries List

23   Consent of Experts and Counsel

     (a) Consent of independent auditors (not required)
     (b) Consent of counsel (not required)

27   Financial Data Schedule (electronic filing only)
                                   INDEX

                           Exhibits to Form 10-Q
                      Three Months ended March 31, 1997
                          EQUITABLE OF IOWA COMPANIES

99   Additional Exhibits

     Independence Policy filed as an Exhibit to Form 8-K dated November 11, 1991, is incorporated by reference