Form 10-Q
period 1997-06-30
EQUITABLE OF IOWA COMPANIES
filed 1997-08-13
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                           ==============

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1997

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to __________

               Commission file number      0-8590

                     Equitable of Iowa Companies
       (Exact name of registrant as specified in its charter)

           Iowa                                      42-1083593
(State or other jurisdiction of           (IRS employer identification no.)
incorporation or organization)

909 Locust Street, Des Moines, Iowa                  50309-2899
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code  (515) 698-7000

604 Locust Street, Des Moines, Iowa                     50306
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,058,460 shares of Common Stock as of August 8, 1997.


                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES
                                                       AND ITS SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                                FOR THE THREE MONTHS ENDED
                                            June 30, 1997       June 30, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Annuity and interest sensitive life
  product charges                                  $23,222             $15,230
 Traditional life insurance premiums                 9,273               9,747
 Net investment income                             197,857             177,054
 Realized gains on investments                       3,971               6,168
 Other income                                        6,044               5,363
                                           ________________    ________________
                                                   240,367             213,562
INSURANCE BENEFITS AND EXPENSES:
  Annuity and interest sensitive life benefits:
   Interest credited to account balances           121,892             109,466
   Benefit claims incurred in excess of
    account balances                                 2,560               2,752
  Traditional life insurance benefits               11,786              11,809
  Increase (decrease) in future policy
   benefits                                         (1,271)             (1,124)
  Distributions to participating
   policyholders                                     6,080               6,170
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                      41,387              29,314
   General expenses                                 37,856              11,435
   Insurance taxes                                   1,888               1,286
   Policy acquisition costs deferred               (53,915)            (35,636)
   Amortization:
    Deferred policy acquisition costs               23,995              20,075
    Present value of in force acquired                  79                  --
    Goodwill                                           476                  18
                                           ________________    ________________
                                                   192,813             155,565

Interest expense                                     3,938               4,415
Other expenses                                       9,178               4,593
                                           ________________    ________________
                                                   205,929             164,573
                                           ________________    ________________
                                                    34,438              48,989

See accompanying notes.
Consolidated Statements of Income (Unaudited):        (CONTINUATION)

                                                FOR THE THREE MONTHS ENDED
                                            June 30, 1997       June 30, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                           $14,831             $15,992
 Deferred                                           (4,230)              1,226
                                           ________________    ________________
                                                    10,601              17,218
                                           ________________    ________________
                                                    23,837              31,771

Equity income, net of related tax expense
  of $358 in 1997                                      665                   1
                                           ________________    ________________
Net income before distributions on
  company-obligated, mandatorily-
  redeemable securities                             24,502              31,772

Distributions on company-obligated,
  mandatorily-redeemable securities,
  of subsidiary trusts                              (3,748)                 --
                                           ________________    ________________
         NET INCOME                                $20,754             $31,772
                                           ================    ================


NET INCOME PER COMMON SHARE (average
  shares used: 1997 - 32,047,657;
    1996 - 31,888,206):                              $0.65               $1.00
                                           ================    ================

CASH DIVIDENDS PAID PER COMMON SHARE                $0.165              $0.150


















See accompanying notes.
Consolidated Statements of Income (Unaudited):

                                                 FOR THE SIX MONTHS ENDED
                                            June 30, 1997       June 30, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
REVENUES:
 Annuity and interest sensitive life
  product charges                                  $48,505             $29,947
 Traditional life insurance premiums                19,098              19,898
 Net investment income                             390,109             348,266
 Realized gains on investments                       8,477              11,318
 Other income                                       16,848               9,709
                                           ________________    ________________
                                                   483,037             419,138
INSURANCE BENEFITS AND EXPENSES:
  Annuity and interest sensitive life benefits:
   Interest credited to account balances           239,951             217,224
   Benefit claims incurred in excess of
    account balances                                 4,812               4,374
  Traditional life insurance benefits               23,556              24,930
  Increase (decrease) in future
   policy benefits                                  (3,312)             (3,008)
  Distributions to participating
   policyholders                                    12,513              12,469
  Underwriting, acquisition and insurance
   expenses:
   Commissions                                      77,133              61,993
   General expenses                                 54,344              22,453
   Insurance taxes                                   4,761               4,103
   Policy acquisition costs deferred               (95,141)            (75,317)
   Amortization:
    Deferred policy acquisition costs               47,007              38,198
    Present value of in force acquired               2,180                  --
    Goodwill                                           887                  37
                                           ________________    ________________
                                                   368,691             307,456

Interest expense                                     7,827               7,741
Other expenses                                      18,341               8,164
                                           ________________    ________________
                                                   394,859             323,361
                                           ________________    ________________
                                                    88,178              95,777










See accompanying notes.
Consolidated Statements of Income (Unaudited):        (CONTINUATION)

                                                 FOR THE SIX MONTHS ENDED
                                            June 30, 1997       June 30, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                           $29,136             $30,474
 Deferred                                             (538)              3,212
                                           ________________    ________________
                                                    28,598              33,686
                                           ________________    ________________
                                                    59,580              62,091
Equity income (loss), net of related
  tax (expense) benefit of $(191) in
  1997 and $62 in 1996                                 355                (114)
                                           ________________    ________________
Net income before distributions on
  company-obligated, mandatorily-
  redeemable securities                             59,935              61,977

Distributions on company-obligated,
  mandatorily-redeemable securities,
  of subsidiary trusts                              (6,467)                 --
                                           ________________    ________________
         NET INCOME                                $53,468             $61,977
                                           ================    ================

NET INCOME PER COMMON SHARE (average
  shares used: 1997 - 32,032,349;
    1996 - 31,852,453):                              $1.67               $1.95
                                           ================    ================

CASH DIVIDENDS PAID PER COMMON SHARE                $0.315              $0.285



















See accompanying notes.
Consolidated Balance Sheets (Unaudited):

                                            June 30, 1997      December 31, 1996
                                           ________________    _________________
                                                  (Dollars in thousands,
                                                   except per share data)
ASSETS

Investments:
 Fixed maturities, available for sale, at
  fair value (cost: 1997 - $7,944,953;
  1996 - $7,557,735)                            $8,073,129           $7,731,964
 Equity securities, at fair value
  (cost:  1997 - $42,860; 1996 - $48,857)           61,777               77,181
 Mortgage loans on real estate                   1,844,714            1,720,114
 Real estate, less allowances for
  depreciation of $763 in 1997
  and $4,588 in 1996                                13,664                8,613
 Policy loans                                      196,016              190,487
 Short-term investments                             47,752               37,922
                                           ________________    _________________
Total investments                               10,237,052            9,766,281

Cash and cash equivalents                           44,091               18,201

Securities and indebtedness of
 related parties                                     8,819                8,305

Accrued investment income                          141,531              135,291

Notes and other receivables                         28,427               22,464

Deferred policy acquisition costs                  793,093              733,158

Present value of in force acquired                  80,840               83,051

Property and equipment, less
 allowances for depreciation of
 $15,780 in 1997 and $13,835 in 1996                12,341               10,465

Current income taxes recoverable                     7,440                5,424

Intangible assets, less accumulated
 amortization of $2,628 in 1997 and
 $1,579 in 1996                                     48,154               46,726

Other assets                                        77,899               82,434

Separate account assets                          2,160,334            1,657,879
                                           ________________    _________________
   TOTAL ASSETS                                $13,640,021          $12,569,679
                                           ================    =================



See accompanying notes.
Consolidated Balance Sheets (Unaudited):              (CONTINUATION)

                                               June 30, 1997  December 31, 1996
                                              _______________ _________________
                                                    (Dollars in thousands,
                                                     except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive life products    $9,114,072        $8,675,175
  Traditional life insurance products                710,378           712,296
  Unearned revenue reserve                            22,872            20,461
 Other policy claims and benefits                      7,931             7,481
                                              _______________ _________________
                                                   9,855,253         9,415,413

Other policyholders' funds:
 Advance premiums and other deposits                     548               597
 Accrued dividends                                    12,738            12,807
                                              _______________ _________________
                                                      13,286            13,404

Deferred income taxes                                 38,169            45,681
Commercial paper notes                               129,200           104,600
Long-term debt                                       100,000           100,000
Other liabilities                                    264,885           211,903
Separate account liabilities                       2,160,334         1,657,879
                                              _______________ _________________
   TOTAL LIABILITIES                              12,561,127        11,548,880

Commitments and contingencies

Company-obligated, mandatorily-redeemable
 securities, of subsidiary trust                     175,000           125,000

Stockholders' equity:
 Serial preferred stock, without par value,
  authorized 2,500,000 shares                             --                --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 32,050,921
  shares in 1997 and 31,988,410 in 1996               32,051            31,988
 Additional paid-in capital                           86,764            85,140
 Unrealized appreciation (depreciation) of
  securities at fair value                            68,052           104,711
 Retained earnings                                   721,562           678,219
 Unearned compensation (deduction)                    (4,535)           (4,259)
                                              _______________ _________________
   TOTAL STOCKHOLDERS' EQUITY                        903,894           895,799
                                              _______________ _________________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                      $13,640,021       $12,569,679
                                              =============== =================

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):

                                                   FOR THE SIX MONTHS ENDED
                                              June 30, 1997     June 30, 1996
                                             ________________  ________________
                                              (Current Year)   (Preceding Year)
                                                   (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                          $53,468           $61,977
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   interest sensitive life products:
    Interest credited to account balances            238,022           216,603
    Charges for mortality and
     administration                                  (37,237)          (30,445)
    Change in unearned revenues                        2,148               234
  Increase (decrease) in traditional life
   policy liabilities and accruals                        (4)            5,257
  Decrease in other policyholders' funds                (117)             (145)
  Increase in accrued investment income               (6,240)           (2,672)
  Policy acquisition costs deferred                  (95,141)          (75,317)
  Amortization of deferred policy
   acquisition costs                                  47,007            38,198
  Amortization of present value of in
   force acquired                                      2,180                --
  Change in other assets, other liabilities,
   and accrued income taxes                           44,662           (27,208)
  Provision for depreciation and
   amortization                                        4,654              (828)
  Provision for deferred income taxes                   (480)            3,238
  Share of (income) losses of related parties           (546)              176
  Realized gains on investments                       (8,477)          (11,318)
                                             ________________  ________________
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                      243,899           177,750

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale              372,303           338,778
  Equity securities                                   15,618            10,350
  Mortgage loans on real estate                       46,896            21,044
  Real estate                                          2,328                --
  Policy loans                                        15,471            18,301
                                             ________________  ________________
                                                     452,616           388,473
 Acquisition of investments:
  Fixed maturities - available for sale             (753,162)         (429,928)
  Equity securities                                   (6,438)          (11,126)
  Mortgage loans on real estate                     (179,257)         (389,257)
  Real estate                                            (87)             (604)
  Policy loans                                       (21,000)          (17,423)
  Short-term investments - net                        (9,830)           (7,584)
                                             ________________  ________________
                                                    (969,774)         (855,922)

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):    (CONTINUATION)

                                                 FOR THE SIX MONTHS ENDED
                                            June 30, 1997       June 30, 1996
                                           ________________    ________________
                                            (Current Year)     (Preceding Year)
                                                 (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                              $3,770                 $12
 Additions to investments accounted
  for by the equity method                          (2,117)                 --
 Sales of property and equipment                       112                  39
 Purchases of property and equipment                (4,792)             (2,449)
                                           ________________    ________________
    NET CASH USED IN INVESTING ACTIVITIES         (520,185)           (469,847)

FINANCING ACTIVITIES
 Issuance of commercial paper - net                 24,600              57,900
 Receipts from annuity and interest sensitive
  life policies credited to policyholder
  account balances                                 879,183             639,739
 Return of policyholder account balances
  on annuity contracts and interest
  sensitive life policies                         (641,071)           (399,709)
 Issuance of company-obligated, mandatorily-
  redeemable capital securities                     50,000                  --
 Issuance of stock under stock plans                  (411)                555
 Cash dividends paid                               (10,125)             (9,116)
                                           ________________    ________________
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    302,176             289,369
                                           ________________    ________________

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   25,890              (2,728)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 18,201              10,730
                                           ________________    ________________

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $44,091              $8,002
                                           ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

Cash paid during the period for:
  Interest                                          $8,193              $7,766
  Income taxes                                      30,311              29,889
Non-cash investing activities:
  Foreclosure of mortgage loans                      7,913                  --

See accompanying notes.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

FIXED MATURITY AND EQUITY SECURITIES
At June 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the company's fixed maturity securities, all of which are designated as available for sale, are as follows:


                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
June 30, 1997                        Cost       Gains      Losses       Value
______________________________________________________________________________
                                           (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $307,816      $7,299     ($2,291)   $312,824
 Other                             63,700       1,438         (23)     65,115
States, municipalities and
 political subdivisions            14,940         951          --      15,891
Foreign governments                12,627       2,539          --      15,166
Public utilities                1,227,003      33,972     (19,361)  1,241,614
Investment grade corporate      3,126,145     144,471     (18,192)  3,252,424
Below investment grade
 corporate                        776,538      16,535     (10,394)    782,679
Mortgage-backed securities      2,415,568      28,235     (56,774)  2,387,029
Redeemable preferred stocks           616          --        (229)        387
                               _______________________________________________
Total                          $7,944,953    $235,440   ($107,264) $8,073,129
                               ===============================================

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
December 31, 1996                    Cost       Gains      Losses       Value
______________________________________________________________________________
                                           (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
 Mortgage-backed securities      $322,244      $9,796     ($1,002)   $331,038
 Other                             90,456       2,127      (1,424)     91,159
States, municipalities and
 political subdivisions            15,131       1,134          --      16,265
Foreign governments                10,572       2,706          --      13,278
Public utilities                1,241,270      41,270     (15,796)  1,266,744
Investment grade corporate      2,789,228     157,554     (16,755)  2,930,027
Below investment grade
 corporate                        733,182      14,230     (16,049)    731,363
Mortgage-backed securities      2,355,036      41,925     (45,258)  2,351,703
Redeemable preferred stocks           616          --        (229)        387
                               _______________________________________________
Total                          $7,557,735    $270,742    ($96,513) $7,731,964
                               ===============================================



At June 30, 1997, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $128,176,000. This appreciation caused an increase in stockholders' equity of $55,756,000 at June 30, 1997 (net of deferred income taxes of $30,026,000, an adjustment of $42,363,000 to deferred policy acquisition costs and present value of in force acquired of $31,000). At December 31, 1996, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $174,229,000. This appreciation caused an increase in stockholders' equity of $76,387,000 at December 31, 1996 (net of deferred income taxes of $43,678,000 and an adjustment of $54,164,000 to deferred policy acquisition costs). No fixed maturity securities were designated as held for investment or trading at June 30, 1997 or December 31, 1996. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

At June 30, 1997, net unrealized appreciation of equity securities of $18,917,000 was comprised of gross unrealized appreciation of $103,000 on the company's investment in Equitable Life's registered separate account, gross unrealized appreciation of $19,036,000 on an investment in a real estate investment trust, and gross unrealized appreciation and depreciation of $12,000 and $234,000, respectively, on other equity securities. The company's investment in the real estate investment trust had an estimated fair value of $55,121,000 and a cost basis of $36,085,000 at June 30, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

The amortized cost and estimated fair value of fixed maturity securities, designated as available for sale, by contractual maturity, at June 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                  Amortized            Fair
June 30, 1997                                          Cost           Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due within one year                                 $20,665         $20,684
Due after one year through five years               381,603         390,635
Due after five years through ten years            2,219,740       2,273,268
Due after ten years                               2,599,561       2,688,689
                                               _____________________________
                                                  5,221,569       5,373,276
Mortgage-backed securities                        2,723,384       2,699,853
                                               _____________________________
Total                                            $7,944,953      $8,073,129
                                               =============================



An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio, all of which were designated as available for sale for the six months ended June 30, 1997 and 1996 is as follows:

                                                Gross       Gross    Proceeds
                                Amortized    Realized    Realized        from
Six months ended June 30, 1997       Cost       Gains      Losses        Sale
______________________________________________________________________________
                                           (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders               $183,545      $2,693       ($287)   $185,951
Sales                             185,118       6,341      (5,107)    186,352
                               _______________________________________________
Total                            $368,663      $9,034     ($5,394)   $372,303
                               ===============================================

                                                Gross       Gross    Proceeds
                                Amortized    Realized    Realized        from
Six months ended June 30, 1996       Cost       Gains      Losses        Sale
______________________________________________________________________________
                                           (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders               $195,050      $9,501       ($257)   $204,294
Sales                             133,515       1,141        (172)    134,484
                               _______________________________________________
Total                            $328,565     $10,642       ($429)   $338,778
                               ===============================================




























MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities, which comprise 34% of the company's investment in fixed maturity securities at June 30, 1997, by type, are as follows:

                                                                  Estimated
                                                  Amortized            Fair
                                                       Cost           Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,446         $17,845
   Planned amortization class                        70,387          72,471
   Targeted amortization class                       29,361          28,654
   Sequential pay                                    90,209          89,481
   Pass through                                     100,413         104,373
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,716          31,033
   Planned amortization class                        25,639          26,993
   Targeted amortization class                      416,479         402,763
   Sequential pay                                 1,881,202       1,864,031
   Mezzanines                                        37,513          37,025
   Private placements and subordinate issues         24,019          25,184
                                               _____________________________
Total mortgage-backed securities                 $2,723,384      $2,699,853
                                               =============================

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages that are segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At June 30, 1997, unamortized premiums on mortgage-backed securities totaled $4,086,000 and unaccrued discounts on mortgage-backed securities totaled $50,397,000.

OTHER INVESTMENT INFORMATION
INVESTMENT VALUATION ANALYSIS: The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

At June 30, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. During the first quarter of 1997, the value of a mortgage loan with a book value of $4,021,000 was determined to be impaired other than temporary. At that time, a valuation allowance was established to reduce the carrying value of this mortgage loan to its estimated fair value, resulting in a charge to investment income of $245,000. The company foreclosed on the property in June 1997, and based upon an appraisal, recorded a permanent write-down on the real estate investment of $430,000 resulting in a charge to realized losses. During the second quarter of 1997, the company foreclosed on a mortgage loan with a book value of $3,892,000. At this time the company does believe any permanent impairment exists on this property. At December 31, 1996, no investments were identified as having an impairment other than temporary.

The carrying value of investments which have been non-income producing for the six months ended June 30, 1997 and the year ending December 31, 1996, totaled $239,000 related to a real estate property.

INVESTMENT DIVERSIFICATIONS: The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relate to the holdings at June 30, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (30% in 1997 and 1996), public utilities (16% in 1997, 17% in 1996), basic industrials (24% in 1997, 23% in 1996) and consumer products (11% in 1997, 12% in 1996). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1997 and 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (27% in 1997, 28% in 1996), industrial buildings (29% in 1997 and 1996), multi-family residential buildings (18% in 1997, 20% in 1996) and office buildings (24% in 1997, 22% in 1996). Equity securities (which represent 0.4% of the company's investments) consist primarily of investments in the company's registered separate accounts and an investment of $55,121,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at June 30, 1997.


NOTE 3 -- FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter of 1996, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at June 30, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index.
Concurrently, the company implemented a hedging program to purchase Standard
& Poor's ("S&P") 500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked.
During the first six months of 1997, the company paid approximately $3,875,000 in premiums for call options which mature beginning in 2002 through 2004.
The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

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

The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at June 30, 1997:

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
               ==================================================================

ACCOUNTING TREATMENT: Premiums paid to purchase these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $2,542,000 through June 30, 1997. Unrealized gains and losses on caps and swaptions and related assets or liabilities will not be recorded in income until realized. The call options are carried at amortized cost plus the intrinsic value, if any, of the call option as of the valuation date. The future policy benefit liability for the equity-indexed annuity product is established as the full account value without regard to the performance of the equity index, plus the intrinsic value, if any, as of the valuation date. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC") are evaluating the accounting and disclosure requirements for these instruments. The SEC amended its derivative disclosure rules in January 1997 requiring additional qualitative and quantitative disclosures by December 31, 1997. FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a Statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of June 30, 1997:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
June 30, 1997                        Cost       Gains      Losses       Value
______________________________________________________________________________
                                          (Dollars in thousands)
Interest rate caps                 $4,619                 ($2,783)     $1,836
Cash settled put swaptions         10,962                  (4,677)      6,285
S&P 500 call options                3,793        $858        (103)      4,548
                                ______________________________________________
Total                             $19,374        $858     ($7,563)    $12,669
                                ==============================================

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

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of June 30, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (fair value) of the company's instruments was as follows:


June 30, 1997                            Net Replacement Value
______________________________________________________________________________
                                Interest  Cash Settled
                                    Rate           Put      S&P 500
                                    Caps     Swaptions Call Options     Total
                             _________________________________________________
                                            (Dollars in thousands)
Counterparties credit quality:
  AAA                             $1,215       $3,210                  $4,425
  AA+ to AA-                         621        1,794       $3,179      5,594
  A+ to A-                            --        1,281        1,369      2,650
                             _________________________________________________
Total                             $1,836       $6,285       $4,548    $12,669
                             =================================================

NOTE 4 -- ACQUISITION

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable Inc., ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. BT Variable, a New York corporation, in turn, owns all the outstanding capital stock of Golden American Life Insurance Company ("Golden American"), a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. The acquisition was accounted for using the purchase method, and the results of operations of BT Variable are included in the consolidated statement of income from the date of acquisition. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investment in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. The total amount of goodwill and other intangibles deferred relating to the acquisition was comprised of $41,102,000 of estimated goodwill and approximately $4,695,000 of costs of issuance of the preferred securities mentioned above. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years, respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

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

An analysis of the PVIF asset for the six months ended June 30, 1997 is as follows:

                           (Dollars in thousands)
Beginning balance                        $83,051
Imputed interest                           3,131
Amortization                              (5,311)
Adjustment for unrealized
 gains on available for
 sale securities                             (31)
                                  _______________
Ending balance                           $80,840
                                  ===============








Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of June 30, 1997, is as follows:


          Year                      Amount
__________________________________________
                      (Dollars in thousands)
Remainder of 1997                  $4,600
             1998                  10,100
             1999                   9,600
             2000                   8,300
             2001                   7,200
             2002                   6,100

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

NOTE 5 -- PENDING MERGER

TRANSACTION: On July 7, 1997, Equitable of Iowa Companies entered into a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly owned subsidiary of the ING Groep N.V. a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close during the fourth quarter of 1997.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At June 30, 1997, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $17,583,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $15,990,000 at June 30, 1997, for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $2,103,000 in the second quarter and $4,401,000 in the first six months of 1997 compared to $1,529,000 and $3,446,000 for the same periods of 1996. Insurance benefits and expenses have been reduced by $1,947,000 for the second quarter and $3,151,000 in the first six months of 1997 compared to $1,802,000, and $2,997,000 in the same periods of 1996. The amount of reinsurance assumed is not significant.

INVESTMENT COMMITMENTS: At June 30, 1997, outstanding commitments to fund mortgage loans on real estate and equity investments totaled $76,490,000 and $8,798,000, respectively.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. During the second quarter and first six months of 1997, the company accrued and charged to expense $206,000 and $282,000, respectively. At June 30, 1997, the company has an undiscounted reserve of $43,677,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $14,196,000 for assessments paid which may be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

COMPANY-OBLIGATED, MANDATORILY-REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST II: On April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of Equitable, issued $50,000,000 of its 8.424% Capital Securities (the "Capital Securities"). Concurrent with the issuance of the Trust II's Capital Securities, Equitable issued to the Trust II $50,000,000 in principal amount, of its 8.424% Subordinated Deferrable Interest Debentures (the "Debt Securities") due April 1, 2027. The sole assets of the Trust II are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Capital Securities. The Debt Securities mature on April 1, 2027, and are redeemable by Equitable, in whole, at the occurrence of a special event. The Capital Securities will mature or be called simultaneously with the Debt Securities. The Capital Securities have a liquidation value of $1,000 per capital security plus accrued and unpaid distributions. As of June 30, 1997, 50,000 shares of Capital Securities were outstanding.

Equitable has obligations under the Debt Securities, the Capital Securities Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust II's obligations under the Capital Securities.

The company utilized the estimated net proceeds of approximately $49,300,000 from the issuance of Capital Securities, for general corporate purposes including, but not limited to, investments in its subsidiaries.

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both basic earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.01 and $0.03 per share for the second quarter and the first six months of 1997, respectively, and $0.01 and $0.03 for the same periods of 1996.

LITIGATION: The company has entered into a proposed settlement of two related and virtually identical class-action lawsuits regarding alleged improper life insurance sales practices. The company denies the allegations in these class-action lawsuits, but entered into this settlement to limit additional expense and burden on the company's operations. The class-action lawsuits were filed in the United States District Court for the Middle District of Florida (Tampa Division) in February of 1996, and in the Superior Court of Arizona (Pima County) in July of 1997. Subject to the approval of the federal court in the Florida action and the Arizona court in the Arizona action, hearings regarding final approval of the settlement are anticipated to be scheduled during the fourth quarter of 1997 or the first quarter of 1998. Two different but related class-action lawsuits are also pending against the company in the Court of Common Pleas of Allegany County, Pennsylvania, and the District Court for Bexar County Texas. These two class-action lawsuits, filed in June of 1996 and April of 1996, respectively, are still pending, but the company expects the claims asserted therein to be resolved as a part of the proposed settlement in the Florida and Arizona actions.

During the second quarter of 1997, the company accrued a pre-tax expense of approximately $20,495,000 for policy liabilities and administrative and other costs anticipated with the proposed settlement. Owners of approximately 130,000 universal and whole life insurance policies issued by the company from 1984 through 1996 may be eligible to receive the following benefits provided by the proposed settlement: 1) one-time enhancement to the interest component of the policy; 2) one-time enhancement to the dividend component of the policy; 3) optional premium loans that would allow policyholders to borrow at reduced rates; 4) enhanced value deferred annuities to holders of affected policies; 5) enhanced value immediate annuities to affected policyholders; and 6) enhanced value life policies to affected policyholders. In addition, the proposed settlement provides Individual Claim-Review Relief (an arbitration-type process) for policyholders who believe they may have been misled or otherwise harmed in connection with their policies.

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


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned at June 30, 1997. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG").


RESULTS OF OPERATIONS
_____________________

ACQUISITION

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") for $144,000,000. Golden American is a Delaware stock life insurance company and DSI is a New York corporation and registered broker/dealer and investment adviser. The purchase price consisted of $93,000,000 in cash paid to Whitewood Properties Corporation (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. ("EIC Variable"). On April 30, 1997, EIC Variable, Inc. was liquidated and its investment in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

The acquisition was accounted for as a purchase and, accordingly, the first six months of 1997 results of operations include the operations of EIC Variable, Golden American and DSI. Information provided for the first six months of 1996 does not include the operations of these companies. Certain additional information has been provided in this discussion on a pro forma combined basis, as if the operations of BT Variable had been included in the first six months of 1996, to assist the reader in assessing the operations and prospects of the company as it is currently comprised. The following table reflects actual results for the six months ended June 30, 1997 and 1996.

PREMIUMS

                                             Percentage     Dollar
Quarter ended June 30                   1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $369,700       38.2%  $102,283   $267,417
Variable annuity premiums:
 Separate account                    187,918      218.2    128,867     59,051
 Fixed account                       106,642    7,649.8    105,266      1,376
                                 _____________________________________________
Total variable annuity premiums      294,560      387.5    234,133     60,427
                                 _____________________________________________
Total annuity premiums               664,260      102.6    336,416    327,844

Life insurance premiums:
 First year and single premiums        9,421       18.0      1,439      7,982
 Renewal premiums                     23,619        4.8      1,085     22,534
                                 _____________________________________________
Total life insurance premiums         33,040        8.3      2,524     30,516
                                 _____________________________________________
Total premiums                      $697,300       94.6%  $338,940   $358,360
                                 =============================================





















                                             Percentage     Dollar
Six months ended June 30                1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $611,186        4.7%   $27,473   $583,713
Variable annuity premiums:
 Separate account                    360,590      285.9    267,156     93,434
 Fixed account                       145,324    6,419.2    143,095      2,229
                                 _____________________________________________
Total variable annuity premiums      505,914      428.9    410,251     95,663
                                 _____________________________________________
Total annuity premiums             1,117,100       64.4    437,724    679,376

Life insurance premiums:
First year and single premiums        22,462       38.1      6,192     16,270
 Renewal premiums                     48,346        6.0      2,739     45,607
                                 _____________________________________________
Total life insurance premiums         70,808       14.4      8,931     61,877
                                 _____________________________________________
Total premiums                    $1,187,908       60.3%  $446,655   $741,253
                                 =============================================

Total annuity and life insurance premiums, increased 94.6%, to $697,300,000 in the second quarter and increased 60.3%, to $1,187,908,000, in the first six months of 1997. Fixed annuity premiums increased 38.2%, to $369,700,000 in the second quarter and increased 4.7%, to $611,186,000, in the first six months of 1997 as a result of increased sales through financial institutions, agents and broker/dealer channels. In addition, the company's equity-indexed annuity product, introduced in January 1997 resulted in $36,100,000 of second quarter production. Variable annuity premiums continue to reflect strong growth, with a 387.5% increase in the second quarter and a 428.9% increase in the first six months of 1997. This increase is due, in part, to the August 13, 1996 acquisition of Golden American, broadening distribution channels, and sales of variable annuities in New York through the company's recently formed subsidiary, First Golden.

Golden American reported variable annuity premiums of $144,170,000 and $232,131,000, and variable life premiums of $3,071,000 and $10,378,000, in the second quarter and first six months of 1997, respectively. Equitable Life introduced its variable annuity product in the fourth quarter of 1994. Variable annuities have grown as a percentage of the company's total premiums due to market conditions which have made products with variable returns relatively more attractive than products with fixed returns, expansion of variable product offerings and growth and diversification of distribution channels. As a result, variable annuity premiums have grown to 42.6% of total premiums in the first six months of 1997, compared to 12.9% for the first six months of 1996. Fixed annuity premiums represent 51.4% of total premiums in the first six months of 1997, compared to 78.7% for the same period of 1996, while life insurance premiums represent approximately 6.0% of total premiums.

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

The tables above include premiums for Golden American for the second quarter and first six months of 1997. As a result, the premiums provide insight as to the reported results of operations. However, the significant increase in variable annuity premiums is primarily attributable to the acquisition of Golden American and significant growth in sales of Equitable Life's variable annuity products. The following tables are provided on a pro forma combined basis including Golden American premiums for the second quarter and first six months of 1997 and 1996.

PRO FORMA PREMIUMS

                                              Percentage    Dollar
Quarter ended June 30                   1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $369,700       38.2%  $102,283   $267,417
Variable annuity premiums:
 Separate account:
  Equitable Life                     147,554      149.9     88,503     59,051
  Golden American                     40,364      (28.2)   (15,874)    56,238
 Fixed account:
  Equitable Life                       2,837      106.1      1,461      1,376
  Golden American                    103,805       93.3     50,113     53,692
                                 _____________________________________________
Total variable annuity premiums      294,560       72.9    124,203    170,357
                                 _____________________________________________
Total annuity premiums               664,260       51.7    226,486    437,774

Life insurance premiums:
 Equitable Life & USG                 29,969       (1.8)      (547)    30,516
 Golden American                       3,071      (11.6)      (402)     3,473
                                 _____________________________________________
Life insurance premiums               33,040       (2.8)      (949)    33,989
                                 _____________________________________________
Total premiums                      $697,300       47.8%  $225,537   $471,763
                                 =============================================








                                              Percentage    Dollar
Six months ended June 30                1997     Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $611,186        4.7%   $27,473   $583,713
Variable annuity premiums:
 Separate account:
  Equitable Life                     269,299      188.2    175,865     93,434
  Golden American                     91,290       (9.3)    (9,409)   100,699
 Fixed account:
  Equitable Life                       4,484      101.1      2,255      2,229
  Golden American                    140,841       16.9     20,412    120,429
                                 _____________________________________________
Total variable annuity premiums      505,914       59.7    189,123    316,791
                                 _____________________________________________
Total annuity premiums             1,117,100       24.1    216,596    900,504

Life insurance premiums:
 Equitable Life & USG                 60,430       (2.3)    (1,447)    61,877
 Golden American                      10,378       37.2      2,811      7,567
                                 _____________________________________________
Life insurance premiums               70,808        2.0      1,364     69,444
                                 _____________________________________________
Total premiums                    $1,187,908       22.5%  $217,960   $969,948
                                 =============================================

On a pro forma combined basis, total annuity and life insurance premiums increased 47.8% in the second quarter to $697,300,000 and increased 22.5% in the first six months of 1997 to $1,187,908,000. On a pro forma combined basis, variable annuity separate account premiums increased 63.0% in the second quarter to $187,918,000 and increased 85.7% to $360,589,000 in the first six months of 1997. The variable annuity fixed account increased 93.7% in the second quarter to $106,642,000 and increased 18.5% to $145,325,000 during the first six months of 1997 on a pro forma basis. This increase in variable annuity premiums is the result of the company's broadening distribution channels and the sale of variable annuities in New York through its recently formed subsidiary, First Golden. Equitable Life introduced its variable annuity product in the fourth quarter of 1994 and premiums from this product have grown dramatically over the last two years although year over year percentage increases have declined due to increases in the amount of in force attributable to this product. The company expects variable annuity premiums to continue to grow as it expands and diversifies its product offerings and distribution channels, but year over year percentage increases will decline as the amount of variable annuities in force increases. Equitable Life and USG offer interest-sensitive and traditional life insurance products. Golden American offers only variable products, including variable life insurance. Premiums, net of reinsurance, for variable annuity and variable life products from significant sellers for the six months ended June 30, 1997 are as follows: Paine Webber, $65,000,000 or 13%; Smith Barney, $95,000,000 or 18%; Locust Street Securities, Inc., an affiliate, $82,000,000 or 16%; and Primerica Financial Services, $103,000,000 or 20%.





REVENUES

                                             Percentage     Dollar
Quarter ended June 30                  1997      Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges                   $23,222        52.5%    $7,992    $15,230
Traditional life insurance
  premiums                            9,273        (4.9)      (474)     9,747
Net investment income               197,857        11.7     20,803    177,054
Realized gains on
  investments                         3,971       (35.6)    (2,197)     6,168
Other income                          6,044        12.7        681      5,363
                                ______________________________________________
                                   $240,367        12.6%   $26,805   $213,562
                                ==============================================

                                             Percentage     Dollar
Six months ended June 30               1997      Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges                   $48,505        62.0%   $18,558    $29,947
Traditional life insurance
  premiums                           19,098        (4.0)      (800)    19,898
Net investment income               390,109        12.0     41,843    348,266
Realized gains on
  investments                         8,477       (25.1)    (2,841)    11,318
Other income                         16,848        73.5      7,139      9,709
                                ______________________________________________
                                   $483,037        15.2%   $63,899   $419,138
                                ==============================================

Total revenues increased 12.6% in the second quarter and 15.2% in the first six months of 1997. Annuity and interest sensitive life insurance product charges increased 52.5% in the second quarter and 62.0% in the first six months of 1997. Excluding Golden American, annuity and interest sensitive life product charges increased 36.3% in the second quarter and 29.3% in the first six months of 1997. These product charges consist primarily of cost of insurance charges, policy administrative charges and surrender charges that increase as the company's policyholder liabilities, including variable separate account liabilities, grow. In addition, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income allows the company to recover a portion of the expenses incurred to generate policy sales and partially offsets the amortization of deferred policy acquisition costs related to surrendered policies. Premiums from traditional life insurance products, which are included in revenue, decreased 4.9% in the second quarter and 4.0% in the first six months of 1997, as a result of the company's continued emphasis on the more popular universal life and fixed premium, current interest life insurance products (for which premiums are not included in revenues).

Net investment income increased 11.7% in the second quarter and 12.0% in the first six months of 1997 due to the increase in invested assets. During the second quarter and first six months of 1997, the company had realized gains on the sale of investments of $3,971,000, and $8,477,000 compared to gains of $6,168,000, and $11,318,000 in the same periods of 1996.

Other income increased 12.7% in the second quarter and 73.5% in the first six months of 1997 as a result of the acquisition of DSI and an increase in commission income from an affiliated broker/dealer. The increase in commission income from the broker/dealers is substantially offset by an increase in other expense.

EXPENSES

Total insurance benefits and expenses increased $37,248,000, or 23.9%, to $192,813,000 in the second quarter and $61,235,000, or 19.9% to $368,691,000 in the first six months of 1997. Interest credited to annuity and interest sensitive life account balances increased $12,426,000, or 11.4%, to $121,892,000 in the second quarter and $22,727,000, or 10.5% to $239,951,000 in the first six months of 1997 as a result of higher account balances associated with those products. The amortization of financial instruments purchased for the company's hedging programs during 1996 and 1997 increased interest credited to account balances by $1,309,000 during the second quarter and $2,542,000 during the first six months of 1997. See further discussion of the hedging programs in the Financial Instruments - Risk Management section below.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including fixed annuities, interest sensitive life policies and participating policies, allow for interest rate adjustments at least annually. The company also sells deferred annuities with multi-year interest rate guarantees. The design of these products makes them competitive with savings alternatives such as certificates of deposit. As a result, sales of these products have grown as sales through banks, financial institutions and broker/dealers have grown. The following table summarizes the effective annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the six months ended June 30, 1997 and 1996. Yield on assets and cost of funds are estimated by calculating the weighted average of the six month end values for those items. Golden American is included in the tables below for the first six months of 1997.













                                       Yield on      Credited      Interest
Six months ended June 30                 Assets          Rate   Rate Spread
____________________________________________________________________________
Average base rate (excluding first
  year bonus):
   1997                                    8.36%         5.53%         2.83%
   1996                                    8.50          5.57          2.93

Average total (including first
  year bonus):
   1997                                    8.36          5.72          2.64
   1996                                    8.50          5.86          2.64


At June 30, 1997 and 1996, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                       Yield on      Credited      Interest
June 30,                                 Assets          Rate   Rate Spread
____________________________________________________________________________
Base rate (excluding first
  year bonus):
   1997                                    8.34%         5.54%         2.80%
   1996                                    8.46          5.50          2.96

Total (including first year bonus):
   1997                                    8.34          5.72          2.62
   1996                                    8.46          5.77          2.69


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, interest sensitive life policies and participating policies. The total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances decreased $936,000, or 10.2%, to $8,264,000 in the second quarter and $746,000, or 4.1%, to $17,245,000 in the first six months of 1997. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1997 by approximately $541,000 in the second quarter and $819,000 on a year-to-date basis.

Commissions increased $12,073,000, or 41.2%, to $41,387,000 in the second quarter and $15,140,000, or 24.4% to $77,133,000 in the first six months of 1997. Excluding Golden American, commissions increased 13.4% in the second quarter and 2.1% in the first six months of 1997. Insurance taxes increased $602,000, or 46.9%, to $1,888,000 in the second quarter and $658,000, or
16.0%, to $4,761,000 in the first six months of 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of annuity sales. Commissions are also affected by the mix of annuity sales. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

General expenses increased $26,421,000, or 231.1%, to $37,856,000 in the second quarter and $31,891,000, or 142.0% to $54,344,000 in the first six months of 1997. The increase in 1997 is primarily attributable to an accrual of $20,495,000 in the second quarter related to the litigation settlement accrual (see further discussion in the Accounting and Legal Developments - Litigation section below) and Golden American expenses. Golden American was acquired in the third quarter of 1996, and therefore not included in 1996 expenses for the first six months. In addition, Golden American uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The company experienced growth in sales of fixed and variable annuities through these wholesalers during 1997. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on current earnings. Management expects general expenses to continue to increase substantially in 1997 as a result of the inclusion of Golden American operations for the full year and the continued emphasis on expanding the salaried wholesaler distribution network.

Most of the company's annuity products have surrender charges which are designed to discourage early withdrawals and to allow the company to recover a portion of the expenses incurred to generate annuity sales in the event of early withdrawal. Withdrawal rates have been impacted by certain factors.
(1) The company expected and has experienced an increase in withdrawals as its annuity liabilities age. (2) Withdrawals tend to increase in periods of rising interest rates as policyholders seek higher returns on their savings. The company has implemented a hedging program which uses certain derivative instruments (interest rate caps and swaptions) to reduce the negative effect of increased withdrawal activity which may result from extreme increases in interest rates (see further discussion of the hedging program in the financial instruments section below).

The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and six months ended June 30, 1997 and 1996.

                                     Three Months Ended    Six Months Ended
                                           June 30              June 30
                                     __________________    _________________
                                     1997          1996    1997        1996
                                     ____          ____    ____        ____
Annuity withdrawals                   10.1%         8.4%    9.5%        8.3%

Life insurance lapse ratio             8.0%         7.8%    7.7%        7.3%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs ("DPAC") increased by $3,920,000, or 19.5%, in the second quarter and $8,809,000, or 23.1% in the first six months of 1997. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains declined as a result of a decrease in realized and prepayment gains from assets backing fixed annuity and interest sensitive life insurance liabilities.

A breakdown of the amortization of deferred policy acquisition costs for the three and six months ended June 30, 1997 and 1996 is as follows:

                                         Percentage        Dollar
Quarter ended June 30            1997        Change        Change          1996
________________________________________________________________________________
                                    (Dollars in thousands)
Amortization related to:
  Operating income            $22,979          26.8%       $4,859       $18,120
  Realized gains                1,016         (48.0)         (939)        1,955
                          ------------------------------------------------------
Total                         $23,995          19.5%       $3,920       $20,075
                          ======================================================

                                         Percentage        Dollar
Six months ended June 30         1997        Change        Change          1996
________________________________________________________________________________
                                    (Dollars in thousands)
Amortization related to:
  Operating income            $45,313          31.6%      $10,871       $34,442
  Realized gains                1,694         (54.9)       (2,062)        3,756
                          ------------------------------------------------------
Total                         $47,007          23.1%       $8,809       $38,198
                          ======================================================

As a part of the acquisition of Golden American, $85,796,000 of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discounted rate determined by the company. Amortization of PVIF totaled $79,000 in the second quarter and $2,180,000 in the first six months of 1997. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $4,600,000 for the remainder of 1997, $10,100,000 in 1998, $9,600,000 in 1999, $8,300,000 in 2000, $7,200,000 in 2001 and $6,100,000 in
2002. Actual amortization may vary based upon changes in assumptions and experience.

The acquisition of Golden American was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at the acquisition date. Goodwill of $41,102,000 was established for the excess of the acquisition cost over the fair value of net assets acquired. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Amortization of goodwill relating to Golden American during the second quarter totaled $457,000 and $849,000 during the first six months of 1997. Amortization of goodwill attributed to licenses acquired in conjunction with the purchase of USG totaled $18,000 in the second quarter and $37,000 in the first six months of 1997 and 1996, respectively. Goodwill resulting from the acquisition of Golden American is being amortized on a straight-line basis over 25 years and is expected to total approximately $1,644,000 annually.

Other expenses increased $4,585,000, or 99.9% to $9,178,000 in the second quarter and $10,177,000, or 124.7% to $18,341,000 in the first six months of 1997. The increase in other expenses resulted from increased commissions paid to registered representatives selling investment products through the company's broker/dealer operations and accounting, custodial and administrative expenses of variable products operations.

On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of the company issued $125,000,000 of 8.70% Trust Originated Preferred Securities. In addition, on April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of the company issued $50,000,000 of 8.424% Capital Securities. See Liquidity and Capital Resources section below for a discussion of these transactions. Pre-tax distributions to the holders of these company-obligated, mandatorily-redeemable securities totaled $3,748,000 in the second quarter and $6,467,000 in the first six months of 1997.




























INCOME

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs and the second quarter 1997 litigation settlement accrual), increased $2,486,000, or 8.7%, in the second quarter and $4,757,000, or 8.5% in the first six months of 1997. Net income decreased $11,018,000, or 34.7%, in the second quarter and $8,509,000, or 13.7%, in the first six months of 1997. A breakdown of income is as follows:

Quarter ended June 30                     1997                    1996
______________________________________________________________________________
                                     $       Per Share       $       Per Share
                                 _____________________________________________
                                 (Dollars in thousands, except per share data)
Operating income                  $31,091       $0.97     $28,605       $0.90
Realized gains (net of tax):
  Gains realized on disposal
    of investments                  2,582        0.08       4,009        0.12
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                1,063        0.03         429        0.01
  Realized gains related
    amortization of DPAC             (660)      (0.01)     (1,271)      (0.03)
Litigation settlement accrual     (13,322)      (0.42)         --          --
                                 _____________________________________________
                                  (10,337)      (0.32)      3,167        0.10
                                 _____________________________________________
Net income                        $20,754       $0.65     $31,772       $1.00
                                 =============================================

Six months ended June 30                  1997                    1996
______________________________________________________________________________
                                     $       Per Share       $       Per Share
                                 _____________________________________________
                                 (Dollars in thousands, except per share data)
Operating income                  $61,037       $1.91     $56,280       $1.77
Realized gains (net of tax):
  Gains realized on disposal
    of investments                  5,510        0.17       7,356        0.23
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                1,344        0.04         782        0.02
  Realized gains related
    amortization of DPAC           (1,101)      (0.03)     (2,441)      (0.07)
Litigation settlement accrual     (13,322)      (0.42)         --          --
                                 _____________________________________________
                                   (7,569)      (0.24)      5,697        0.18
                                 _____________________________________________
Net income                        $53,468       $1.67     $61,977       $1.95
                                 =============================================

Average shares outstanding totaled 32,047,657 in the second quarter and 32,032,349 in the first six months of 1997 up from 31,888,206 and 31,852,453 in the same periods of 1996.


FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the company's total investment portfolio increased 4.6% in the first six months of 1997. The amortized cost basis of the company's total investment portfolio grew 5.3% during the same period. All of the company's investments, other than mortgage loans and real estate, are carried at fair value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's fixed annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.

INVESTMENT PORTFOLIO SUMMARY: To support the company's fixed annuities and life insurance products, cash flow was invested primarily in fixed maturity securities. At June 30, 1997, the company's investment portfolio was comprised of the following:

                                                     Estimated         Yield at
                                 Amortized   % of         Fair   % of Amortized
                                      Cost  Total        Value  Total      Cost
                               _________________________________________________
                                           (Dollars in thousands)
Investment cash and short-term
 investments                       $25,565    0.3%     $25,565    0.3%     4.0%
Governments and agency mortgage-
 backed securities                 399,083    4.0      408,996    4.1      8.1
Conventional mortgage-backed
 securities                      2,415,568   24.5    2,387,029   23.7      7.9
Investment grade corporate
 securities                      4,353,764   44.1    4,494,425   44.7      8.0
Below-investment grade corporate
 securities                        776,538    7.9      782,679    7.8      9.2
Mortgage loans                   1,844,714   18.7    1,881,621   18.7      8.3
                               _________________________________________________
  Total cash and fixed income
    investments                  9,815,232   99.5    9,980,315   99.3      8.1
Equity securities                   42,860    0.4       61,777    0.6     10.8
Real estate                         13,664    0.1       13,664    0.1      2.2
                               _________________________________________________
  Total investments             $9,871,756  100.0% $10,055,756  100.0%     8.1%
                               =================================================

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

FIXED MATURITY SECURITIES: At June 30, 1997, the ratings assigned by Standard & Poor's Corporation ("Standard & Poor's") to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Amortized     % of     Estimated     % of
                                       Cost    Total    Fair Value    Total
                                ____________________________________________
                                              (Dollars in thousands)
RATINGS ASSIGNED BY
STANDARD & POOR'S:
 U.S. governments, agencies
  & AAA Corporates               $2,727,540     34.3%   $2,709,174     33.6%
 AA+ to AA-                         352,669      4.4       360,893      4.5
 A+ to A-                         2,336,129     29.5     2,414,091     29.9
 BBB+ to BBB-                     1,579,920     19.9     1,629,765     20.1
 BB+ to BB-                         634,840      8.0       645,533      8.0
 B+ to B-                           150,332      1.9       148,517      1.8
Issues not rated by S&P
 (by NAIC rating):
 Rated 1 (AAA to A-)                 99,120      1.2       101,454      1.3
 Rated 2 (BBB+ to BBB-)              26,589      0.3        27,051      0.3
 Rated 3 (BB+ to BB-)                28,480      0.4        28,862      0.4
 Rated 5 (CCC+ to C)                  8,718      0.1         7,401      0.1
 Redeemable preferred stock             616       --           388       --
                                ____________________________________________
Total fixed maturities           $7,944,953    100.0%   $8,073,129    100.0%
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

On June 30, 1997, fixed income securities with an amortized cost of $7,944,953,000 and an estimated fair value of $8,073,129,000 were designated as available for sale. Unrealized holding losses on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, increased stockholders' equity by $55,756,000, or $1.74 per share at June 30, 1997 compared to an increase of $76,387,000, or $2.38 per share at December 31, 1996.

Net unrealized appreciation of fixed maturity investments of $128,176,000 was comprised of gross appreciation of $235,440,000 and gross depreciation of $107,264,000.

The percentage of the company's portfolio invested in below investment grade securities increased slightly during the first six months of 1997. At June 30, 1997 the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 90 issuers totaling $776,538,000, or 7.9% of the company's investment portfolio compared to 93 issuers totaling $733,182,000, or 7.8%, at December 31, 1996. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At June 30, 1997, the yield at amortized cost on the company's below investment grade portfolio was 9.2% compared to 8.0% for the company's investment grade corporate bond portfolio. The company estimates the fair value of its below investment grade portfolio was $782,679,000, or 100.8% of amortized cost value, at June 30, 1997.

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

The company analyzes its investment portfolio, including below investment grade securities, at least quarterly in order to determine if its ability to realize its carrying value on any investment has been impaired. For debt and equity securities, if impairment in value is determined to be other than temporary (i.e. if it is probable that the company will be unable to collect all amounts due according to the contractual terms of the security), the cost basis of the impaired security is written down to fair value, which becomes the security's new cost basis. The amount of the write-down is included in earnings as a realized loss. Future events may occur, or additional or updated information may be received, which may necessitate future write-downs of securities in the company's portfolio. Significant write-downs in the carrying value of investments could materially adversely affect the company's net income in future periods.

During the first six months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost value of $183,545,000 were called or repaid by their issuers generating net realized gains totaling $2,406,000. In total, net pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $3,640,000 in the first six months of 1997.

The company's fixed maturity investment portfolio had a combined yield at amortized cost of 8.1% at June 30, 1997 and December 31, 1996.

At June 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary.

EQUITY SECURITIES: At June 30, 1997, the company owned equity securities with a combined cost of $42,860,000 and an estimated fair value of $61,777,000. Gross appreciation of equity securities totaled $19,151,000 and gross depreciation totaled $234,000. Equity securities are primarily comprised of the company's investment in shares of the mutual funds underlying the company's registered separate accounts and an investment in a real estate investment trust. The company's investment in the real estate investment trust had an estimated fair value of $55,121,000 and a cost basis of $36,085,000 at June 30, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

MORTGAGE LOANS: Mortgage loans make up approximately 18.7% of the company's investment portfolio. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and has continued to increase the lending activity. Mortgages outstanding increased to $1,844,714,000 from $1,720,114,000 at December 31, 1996. The company's mortgage loan portfolio, excluding farm loans, includes 602 loans with an average size of $3,064,000, and average seasoning of 3.6 years if weighted by the number of loans, and
1.6 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At June 30, 1997, the yield on the company's mortgage loan portfolio was 8.3%.






Distribution of these loans by type of collateral is as follows:

                                                         % of
                                # of      Carrying   Mortgage
                               Loans         Value  Portfolio
                               _______________________________
Collateral Breakdown                 (Dollars in thousands)
______________________________
  Multi-family residential        98      $336,282       18.2%
  Industrial                     220       535,905       29.1
  Office buildings               130       439,415       23.8
  Retail                         146       505,967       27.4
  Farm                             3            65         --
  Other                            8        27,080        1.5
                               _______________________________
Total                            605    $1,844,714      100.0%
                               ===============================

Distribution of these loans by geographic location is as follows:

                                                         % of
                                # of      Carrying   Mortgage
                               Loans         Value  Portfolio
                               _______________________________
Geographic Breakdown                 (Dollars in thousands)
______________________________
  New England                      7       $29,812        1.6%
  Middle Atlantic                 83       291,673       15.8
  South Atlantic                  95       328,722       17.8
  East North Central             118       390,541       21.2
  West North Central              76       233,093       12.6
  East South Central              21        73,866        4.0
  West South Central              33        85,825        4.7
  Mountain                        42       123,048        6.7
  Pacific                        130       288,134       15.6
                               _______________________________
Total                            605    $1,844,714      100.0%
                               ===============================

At June 30, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. During the first quarter of 1997, the value of a mortgage loan with a book value of $4,021,000 was determined to be impaired other than temporary. At that time, a valuation allowance was established to reduce the carrying value of this mortgage loan to its estimated fair value, resulting in a charge to investment income of $245,000. The company foreclosed on the property in June 1997, and based upon an appraisal, recorded a permanent write-down on the real estate investment of $430,000 resulting in a charge to realized losses. During the second quarter of 1997, the company foreclosed on a mortgage loan with a book value of $3,892,000. At this time the company does not believe any permanent impairment exists on this property. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 103.1% of the principal amount of problem mortgages resolved in the last three years.

REAL ESTATE: At June 30, 1997, the company owned real estate totaling $13,664,000, including properties acquired through foreclosure valued at $6,810,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with none of the company's investment in default at June 30, 1997. The company estimates its total investment portfolio, excluding policy loans, had a fair value equal to 101.9% of amortized cost value for accounting purposes at June 30, 1997.

FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter of 1996, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at June 30, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. At the same time, the company implemented a hedging program to purchase Standard & Poor's ("S&P") 500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. During the first six months of 1997, the company paid approximately $3,875,000 in premiums for call options which mature beginning in 2002 through 2004. The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

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

The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at June 30, 1997:

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
               ==================================================================

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of June 30, 1997:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
June 30, 1997                        Cost       Gains      Losses       Value
______________________________________________________________________________
                                          (Dollars in thousands)
Interest rate caps                 $4,619                 ($2,783)     $1,836
Cash settled put swaptions         10,962                  (4,677)      6,285
S&P 500 call options                3,793        $858        (103)      4,548
                                ______________________________________________
Total                             $19,374        $858     ($7,563)    $12,669
                                ==============================================

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

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of June 30, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (market value) of the company's instruments was as follows:


June 30, 1997                            Net Replacement Value
______________________________________________________________________________
                               Interest  Cash Settled
                                   Rate           Put       S&P 500
                                   Caps     Swaptions  Call Options     Total
                             _________________________________________________
                                            (Dollars in thousands)
Counterparties credit quality:
  AAA                             $1,215       $3,210                  $4,425
  AA+ to AA-                         621        1,794       $3,179      5,594
  A+ to A-                            --        1,281        1,369      2,650
                             _________________________________________________
Total                             $1,836       $6,285       $4,548    $12,669
                             =================================================

OTHER ASSETS

Accrued investment income increased $6,240,000 primarily due to an increase in the amortized cost of new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $59,935,000 over year-end 1996 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $48,134,000 as the deferral of current period costs, primarily commissions incurred to generate insurance and annuity sales, totaled $95,141,000. Amortization of costs deferred totaled $47,007,000.

Present value of in force acquired (PVIF) was established as a result of the recent acquisition of variable annuity and life insurance business in force on Golden American. At June 30, 1997, PVIF was $80,840,000 and amortization (excluding the impact of SFAS No. 115) totaled $2,180,000 for the first six months of 1997.

At June 30, 1997, the company had $2,160,334,000 of separate account assets compared to $1,657,879,000 at December 31, 1996. The increase in separate account assets is due to the growth in the company's variable annuity products. At June 30, 1997, the company had total assets of $13,640,021,000 an increase of 8.5% over total assets at December 31, 1996.

LIABILITIES

In conjunction with the volume of annuity and insurance sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $439,840,000, or 4.7%, during the first six months of 1997.

Reserves for the company's annuity contracts, including separate account reserves for variable contracts, increased $899,308,000, or 9.3%, to $10,577,718,000 at June 30, 1997. Life insurance reserves, including separate account reserves for variable life policies, increased $30,413,000, or 2.4%, during the first six months of 1997 to $1,290,085,000.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Current surrender charge periods on fixed annuity policies typically range from five years to the term of the policy. During the first six months of 1997, 80% of such policies issued by Equitable Life and USG had a surrender charge period of seven years or more. The initial surrender charge on Equitable Life and USG fixed annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.

The following table summarizes the company's non-par deferred fixed annuity liabilities and sales for the six months ended June 30, 1997 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                             Deferred             Deferred
                                Fixed                Fixed
                              Annuity    % of      Annuity    % of
Surrender Charge %              Sales   Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $773,210    10.3%
1 to 4 percent                                     939,295    12.6
5 to 6 percent                $67,430    12.9%   1,446,536    19.4
7 to 9 percent                403,167    77.3    3,017,289    40.4
10 percent and greater         51,066     9.8    1,296,226    17.3
                          _________________________________________
                             $521,663   100.0%  $7,472,556   100.0%
                          =========================================

Deferred income taxes decreased $7,512,000 to $38,169,000 at June 30, 1997, from December 31, 1996 of which $13,652,000 of the decrease relates to the change in unrealized appreciation of fixed maturity securities designated as available for sale. Total consolidated debt increased $24,600,000 during the first six months of 1997 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $129,200,000 at June 30, 1997. At June 30, 1997, $8,650,000 of the commercial paper was issued for investment smoothing purposes. Other liabilities increased $52,982,000 from year-end 1996 levels primarily due to the establishment of the litigation settlement accrual (see further discussion in the Accounting and Legal Developments - Litigation section below), increases in draft accounts payable, securities payable, transfer and suspense accounts and mortgage trust funds, partially offset by decreases in guaranty fund assessment reserve, outstanding checks and other payables.

Separate account liabilities increased $502,455,000 to $2,160,334,000 from December 31, 1996 due to the growth in the company's variable annuity products. At June 30, 1997, the company had total liabilities of $12,561,127,000 compared to $11,548,880,000 at December 31, 1996, an 8.8%
increase.

TRUST SECURITIES

On July 23, 1996, Equitable of Iowa Companies Capital Trust, a consolidated, wholly-owned subsidiary of the company, issued $125,000,000 of 8.70% Trust Originated Preferred Securities (see Liquidity and Capital Resources section below). The net proceeds of this offering were used to fund, in part, the acquisition of BT Variable, Inc.

On April 3, 1997, Equitable of Iowa Companies Capital Trust II, a consolidated, wholly-owned subsidiary of the company, issued $50,000,000 of 8.424% Capital Securities (see Liquidity and Capital Resources section below). The company utilized the net proceeds of this offering for general corporate purposes including, but not limited to, investments in its subsidiaries.

EQUITY

At June 30, 1997, stockholders' equity was $903,894,000, or $28.20 per share, compared to 895,799,000 or $28.00 per common share at year end 1996. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $55,756,000, or $1.74 per share, after adjustments to deferred acquisition costs and deferred income taxes, at June 30, 1997 compared to an increase of $76,387,000 or $2.38 per share at December 31, 1996. The ratio of consolidated debt to total capital was 17.5% (18.3% excluding SFAS No. 115) at June 30, 1997, compared to 16.7% (17.8% excluding SFAS No. 115) at year-end 1996. The higher ratio is due to the issuance of additional commercial paper during 1997. At June 30, 1997, there were 32,050,921 common shares outstanding compared to 31,988,410 shares at December 31, 1996.

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

The company's home office operations are currently housed in four leased locations in downtown Des Moines, Iowa, a leased location in Wilmington, Delaware and a leased location in New York, New York. The company has entered into agreements with a developer to develop and lease a 200,000 square foot office building in downtown Des Moines, Iowa to house all of the company's Des Moines based home office operations. The company began moving in July 1997 to the new Des Moines location and anticipates all Des Moines operations will be moved during the third quarter. The company anticipates an additional $3,000,000 to $4,000,000 for fixed assets will be spent during 1997 for the new location. In addition, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by spending approximately $8,000,000 to $11,000,000 over the next three years on capital needs, primarily for information technology, as compared to the approximately $5,400,000 spent in 1996. No other material capital expenditures are planned.

Equitable has studied its computer software and hardware to determine its exposure to the change of the century date problem. The year 2000 date problem consists of a date format shortcoming where the year is represented by only two digits causing programs that perform arithmetic operations, comparisons, or sorting of date fields to yield incorrect results. The projected cost of the year 2000 project is approximately $5,000,000 to $8,000,000. The work began in 1997 and is expected to be completed during the second quarter of 1999. The cost will be directly reflected in the Statement of Income as incurred.

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing and to provide short-term liquidity. At June 30, 1997 the company had $129,200,000 in commercial paper notes outstanding, an increase of $24,600,000 from December 31, 1996. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co., and P2 by Moody's.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks. On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000, and extend its term to May 10, 2001. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus
(3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At June 30, 1997, $354,224,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

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

Pursuant to this shelf registration, on July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of June 30, 1997, 5,000,000 shares of Preferred Securities were outstanding.

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

As discussed above, on August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable from Whitewood, pursuant to the terms of the Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. In exchange for the outstanding capital stock of BT Variable, Equitable paid $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through the July 1996 offering of securities undertaken by the Trust, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the name BT Variable, Inc. was changed to EIC Variable, Inc. ("EIC Variable"). On April 30, 1997, EIC Variable, was liquidated and its investment in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

On April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of Equitable, issued $50,000,000 of its 8.424% Capital Securities (the "Capital Securities"). Concurrent with the issuance of the Trust II's Capital Securities, Equitable issued to the Trust II $50,000,000 in principal amount, of its 8.424% Subordinated Deferrable Interest Debentures (the "Debentures") due April 1, 2027. The sole assets of the Trust II are and will remain the Debentures and any accrued interest theron. The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Capital Securities. The Debentures mature on April 1, 2027, and are redeemable by Equitable, in whole, at the occurrence of a special event. The Capital Securities will mature or be called simultaneously with the Debentures. The Capital Securities have a liquidation value of $1,000 per security plus accrued and unpaid distributions. As of June 30, 1997, 50,000 shares of Capital Securities were outstanding.

Equitable has obligations under the Debentures, the Capital Securities Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust II's obligations under the Capital Securities.

The company utilized the net proceeds of approximately $49,300,000 from the issuance of Capital Securities for general corporate purposes including, but not limited to, investments in its subsidiaries.

On July 7, 1997, Equitable of Iowa Companies entered into a definitive agreement and plan of merger under which it will merge into PFHI Holdings, Inc., a Delaware corporation, and will become a wholly owned subsidiary of the ING Groep N.V. a global financial services holding company based in The Netherlands. Total consideration is approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close during the fourth quarter of 1997.

The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable of Iowa Companies and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

The company intends to continue growing its insurance operations and has established a goal of achieving average annual asset growth excluding SFAS No. 115, as measured over the preceding three years, of at least 20%. See "Cautionary Statement Regarding Forward-Looking Statements" below. Future growth in the company's insurance operations may require additional capital. As discussed above, the company has available an effective universal shelf registration on Form S-3 which will enable the company to issue up to $175,000,000 of securities to support such growth. Sources of additional capital include the retention of earnings and the additional issuance of securities.

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

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the NAIC. The NAIC, in conjunction with state regulators reviews existing insurance laws and regulations on a continuing basis.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The company is monitoring and, through an industry trade association, actively participating in this process, but the potential impact of any changes in insurance accounting standards is not yet known.

In 1995, the NAIC adopted Guideline XXXIII, which, based upon liabilities at December 31, 1996, requires the company to increase annuity reserves in its statutory financial statements by approximately $23,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase in. The 1996 statutory financial statements included an increase in fixed annuity reserves of approximately $7,200,000 pursuant to the requirements of the guideline. The quarterly statutory financial statements include an increase in annuity reserves of approximately $3,600,000 pursuant to the requirements of the guideline for the six months ended June 30, 1997. The guideline has no effect on financial statements prepared in accordance with GAAP.

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

ACCOUNTING AND LEGAL DEVELOPMENTS
_________________________________

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both basic earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.01 per share for the second quarters of 1997 and 1996 and $0.03 per share for the six months of 1997 and 1996.

DERIVATIVES: On June 20, 1996, the FASB issued an exposure draft of its Proposed Statement of Financial Accounting Standards "Accounting for Derivative and Similar Financial Instruments and Hedging Activities". This proposed standard, if adopted in the form presented in the exposure draft, would establish accounting and reporting standards for derivative and other similar financial instruments and for hedging activities which are significantly different than practices currently used by the company and others. The proposed standard would require the recognition of all derivatives in the statement of financial condition and would require that these instruments be measured at fair value. Changes in the fair value of the derivative would be recorded in the enterprise's Statement of Income in the period of change. If certain conditions are met, a derivative may be designated as (1) a fair value hedge, (2) a cash flow hedge, or (3) a foreign currency hedge. Changes in fair value of derivatives designated as fair value hedges would be recognized in earnings in the period of change along with the offsetting gain or loss on the hedged item. For a derivative designated as a cash flow hedge, the gain or loss from changes in fair value would be reported as a component of other comprehensive income (see below) outside of earnings in the period of change and recognized in earnings on the projected date of the forecasted transaction. Changes in fair value of foreign currency hedges would also be reported in other comprehensive income to the extent they offset foreign currency transaction gain or loss. Any excess gain or loss from changes in fair value of the foreign currency hedge would be recognized in earnings. In most cases, the criteria which must be met to qualify for "hedge" treatment are very restrictive and would preclude many common hedging practices in use today. Because of this concern, and the significant volatility in earnings and stockholders' equity which would result from application of the accounting required by the proposed standard, FASB received a large number of comment letters regarding this proposal, most of which were critical of the approach proposed by FASB. As a result of this and other aspects of FASB's procedural requirements for adoption of a new SFAS, FASB has announced various modifications to the accounting and reporting requirements proposed in the exposure draft. Many of these modifications are directed at easing restrictions on hedge accounting and correcting technical problems with the exposure draft. The impact on the company's financial statements of any change in accounting for derivatives cannot be estimated until the final form of such requirements is known.

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

GUARANTY FUND ASSESSMENTS: On December 5, 1996, the American Institute of CPAs ("AICPA") issued an exposure draft of its Proposed Statement of Position on "Accounting for Guaranty-Fund Assessments". This proposed standard provides: (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments; (2) guidance on how to measure the liability and allows discounting the liability, if the amount and timing of the cash payments are fixed and reliably determinable;
(3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges; and (4) requirements for disclosure of certain information. The company's liability established for guaranty fund assessments and related premiums tax offset at June 30, 1997 is undiscounted and adequately reserves for guaranty fund assessments based upon the Proposal as currently written.

COMPREHENSIVE INCOME: In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Comprehensive income will be reported in either one or two statements of financial performance and an enterprise will be required to report an amount representing total comprehensive income. In addition to items currently reported in net income, comprehensive income would include in other comprehensive income such items as changes in fair value of fixed maturity securities designated as available for sale, changes in fair value of derivatives designated as cash flow or foreign currency hedges and unrecognized assets or liabilities of pension plans pursuant to SFAS No. 87. This new standard will not change the company's reported net income but will increase the prominence of changes in the items listed above. This proposal is expected to cause increased volatility in stockholders' equity primarily due to fluctuations in the fair value of derivatives not currently reflected in equity. The new standard is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for prior periods provided for comparative purposes is required.

SEGMENT DISCLOSURES: In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting about operating segments and products and services, geographic areas and major customers in a company's public financial statements. Segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Segment disclosures include: segment profit or loss, certain revenue and expense items and segment assets. This statement will be effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

LITIGATION: The company has entered into a proposed settlement of two related and virtually identical class-action lawsuits regarding alleged improper life insurance sales practices. The company denies the allegations in these class-action lawsuits, but entered into this settlement to limit additional expense and burden on the company's operations. The class-action lawsuits were filed in the United States District Court for the Middle District of Florida (Tampa Division) in February of 1996, and in the Superior Court of Arizona (Pima County) in July of 1997. Subject to the approval of the federal court in the Florida action and the Arizona court in the Arizona action, hearings regarding final approval of the settlement are anticipated to be scheduled during the fourth quarter of 1997 or the first quarter of 1998. Two different but related class-action lawsuits are also pending against the company in the Court of Common Pleas of Allegany County, Pennsylvania, and the District Court for Bexar County Texas. These two class-action lawsuits, filed in June of 1996 and April of 1996, respectively, are still pending, but the company expects the claims asserted therein to be resolved as a part of the proposed settlement in the Florida and Arizona actions.

During the second quarter of 1997, the company accrued a pre-tax expense of approximately $20,495,000 for policy liabilities and administrative and other costs anticipated with the proposed settlement. Owners of approximately 130,000 universal and whole life insurance policies issued by the company from 1984 through 1996 may be eligible to receive the following benefits provided by the proposed settlement: 1) one-time enhancement to the interest component of the policy; 2) one-time enhancement to the dividend component of the policy; 3) optional premium loans that would allow policyholders to borrow at reduced rates; 4) enhanced value deferred annuities to holders of affected policies; 5) enhanced value immediate annuities to affected policyholders; and 6) enhanced value life policies to affected policyholders. In addition, the proposed settlement provides Individual Claim-Review Relief (an arbitration-type process) for policyholders who believe they may have been misled or otherwise harmed in connection with their policies.

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





























                       PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

      The company has entered into a proposed settlement of two related and virtually identical class-action lawsuits regarding alleged improper life insurance sales practices. The company denies the allegations in these class-action lawsuits, but entered into this settlement to limit additional expense and burden on the company's operations. The class-action lawsuits were filed in the United States District Court for the Middle District of Florida (Tampa Division) in February of 1996, and in the Superior Court of Arizona (Pima County) in July of 1997. Subject to the approval of the federal court in the Florida action and the Arizona court in the Arizona action, hearings regarding final approval of the settlement are anticipated to be scheduled during the fourth quarter of 1997 or the first quarter of 1998. Two different but related class-action lawsuits are also pending against the company in the Court of Common Pleas of Allegany County, Pennsylvania, and the District Court for Bexar County Texas. These two class-action lawsuits, filed in June of 1996 and April of 1996, respectively, are still pending, but the company expects the claims asserted therein to be resolved as a part of the proposed settlement in the Florida and Arizona actions.

      During the second quarter of 1997, the company accrued a pre-tax expense of approximately $20,495,000 for policy liabilities and administrative and other costs anticipated with the proposed settlement. Owners of approximately 130,000 universal and whole life insurance policies issued by the company from 1984 through 1996 may be eligible to receive the following benefits provided by the proposed settlement: 1) one-time enhancement to the interest component of the policy; 2) one-time enhancement to the dividend component of the policy; 3) optional premium loans that would allow policyholders to borrow at reduced rates; 4) enhanced value deferred annuities to holders of affected policies; 5) enhanced value immediate annuities to affected policyholders; and 6) enhanced value life policies to affected policyholders. In addition, the proposed settlement provides Individual Claim-Review Relief (an arbitration-type process) for policyholders who believe they may have been misled or otherwise harmed in connection with their policies.

      In the ordinary course of business, the company and its subsidiaries are also engaged in certain other litigation, none of which management believes is material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       (a) The annual meeting of the company was held on April 24, 1997.

       (c)(i)Election of four directors to the company's Board of Directors with the following voting results:

                                                     Against or     Broker
                                          For         Withheld     Non-Votes
                                          ___        __________    _________

             Gayle L. Greer           27,972,040      318,390          0
             Fred S. Hubbell          27,983,454      318,390          0
             Richard S. Ingham, Jr.   27,983,395      318,390          0
             Thomas N. Urban          27,896,598      318,390          0


          ii)Approval of the appointment of Ernst & Young LLP as auditors for the Company for the year 1997.

                               Against or                     Broker
                 For            Withheld     Abstentions     Non-Votes
                 ___           __________    ___________     _________

             28,243,969         17,122         16,171            0



















































Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              A list of exhibits included as part of this report is set forth in the Exhibit Index which immediately precedes such exhibits and is hereby incorporated by reference herein.

         (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

              (i) The Company's report on Form 8-K filed on April 4, 1997, containing the transaction documents related to the issue of $50 million of capital securities by Equitable of Iowa Companies Capital Trust II.

              (ii) The Company's report on Form 8-K filed on June 16, 1997, containing the Third Amendment to the Rights Agreement changing Rights Agent from Boatmen's Trust Company to First Chicago Trust Company of New York.









































                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  August 13, 1997                  EQUITABLE OF IOWA COMPANIES





                                        By/s/ Paul E. Larson
                                        ______________________________________
                                        Executive Vice President and CFO
                                        (Principal Financial Officer)



                                        By/s/ David A. Terwilliger
                                        ______________________________________
                                        Vice President and Controller
                                        (Principal Accounting Officer)


































                                    INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1997
                        EQUITABLE OF IOWA COMPANIES

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

     (b)(i) Rights Agreement filed as Exhibit 1 to Form 8-K dated April 30, 1992, is incorporated by reference

       (ii) First amendment to Rights Agreement changing Rights Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the period ended September 30, 1992, is incorporated by reference

      (iii) Second amendment to Rights Agreement dated April 29, 1993, adjusting Purchase Price filed as Exhibit 2.2 to Form 8-A/A dated May 13, 1993, is incorporated by reference

       (iv) Third Amendment to Rights Agreement dated June 16, 1997, changing Rights Agent filed as Exhibit 1 to Form 8-K dated June 16, 1997, is incorporated by reference

     (c)(i) Indenture dated as of January 17, 1995 by and between Equitable of Iowa Companies and The First National Bank of Chicago, as Trustee, relating to the company's $100,000,000 of 8.5% Notes due 2005 (incorporated by reference from Exhibit 4.1 to the company's Registration Statement on Form S-3 Registration No. 33-57343 filed January 18, 1995)

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


                                    INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1997
                        EQUITABLE OF IOWA COMPANIES

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







                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1997
                        EQUITABLE OF IOWA COMPANIES

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

21   SUBSIDIARIES LIST

23   CONSENT OF EXPERTS AND COUNSEL

     (a) Consent of independent auditors (not required)
     (b) Consent of counsel (not required)

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)
                                   INDEX

                           Exhibits to Form 10-Q
                       Six Months ended June 30, 1997
                        EQUITABLE OF IOWA COMPANIES

99   ADDITIONAL EXHIBITS

     Independence Policy filed as an Exhibit to Form 8-K dated November 11, 1991, is incorporated by reference