Form 10-Q
period 1997-09-30
EQUITABLE OF IOWA COMPANIES
filed 1997-11-13
CIK 225300

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                           ==============

                              FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 0 shares of Common Stock as of November 12, 1997.


                            FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
_____________________________

Person for whom the Financial Information is given:    EQUITABLE OF IOWA
                                                       COMPANIES AND ITS
                                                       SUBSIDIARIES

Consolidated Statements of Income (Unaudited):

                                              FOR THE THREE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)    (Preceding Year)
                                               (Dollars in thousands)
REVENUES:
 Annuity and interest sensitive life
  product charges                                  $29,789             $19,006
 Traditional life insurance premiums                 9,642               9,814
 Net investment income                             202,892             180,346
 Realized gains on investments                       8,476               4,510
 Other income                                        8,895               7,047
                                         __________________  __________________
                                                   259,694             220,723
INSURANCE BENEFITS AND EXPENSES:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances            126,612             111,156
  Benefit claims incurred in excess of
   account balances                                  5,070               1,993
 Traditional life insurance benefits                10,817               9,831
 Increase (decrease) in future policy
  benefits                                            (898)                733
 Distributions to participating
  policyholders                                      6,429               6,284
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                       50,887              35,409
  General expenses                                  16,028              13,676
  Insurance taxes                                    2,376               2,007
  Policy acquisition costs deferred                (60,707)            (42,600)
  Amortization:
   Deferred policy acquisition costs                26,646              21,287
   Present value of in force acquired                2,285                 915
   Goodwill                                            430                 215
                                         __________________  __________________
                                                   185,975             160,906

Interest expense                                     4,160               3,091
Other expenses                                       9,840               5,765
                                         __________________  __________________
                                                   199,975             169,762
                                         __________________  __________________
                                                    59,719              50,961

See accompanying notes.
Consolidated Statements of Income (Unaudited):       (CONTINUATION)

                                              FOR THE THREE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)    (Preceding Year)
                                               (Dollars in thousands,
                                               except per share data)
Income taxes:
 Current                                           $16,606             $17,522
 Deferred                                            2,742                (343)
                                         __________________  __________________
                                                    19,348              17,179
                                         __________________  __________________
                                                    40,371              33,782

Equity income, net of related tax expense
 of $16 in 1996                                         --                  28
                                         __________________  __________________
Net income before distributions on
 company-obligated, mandatorily-
 redeemable securities                              40,371              33,810

Distributions on company-obligated,
 mandatorily-redeemable securities,
 of subsidiary trusts                               (3,772)             (2,115)
                                         __________________  __________________
         NET INCOME                                $36,599             $31,695
                                         ==================  ==================


NET INCOME PER COMMON SHARE (average
 shares used: 1997 - 32,056,971;
 1996 - 31,935,891):                                 $1.14               $0.99
                                         ==================  ==================

CASH DIVIDENDS PAID PER COMMON SHARE                $0.165              $0.150


















See accompanying notes.
Consolidated Statements of Income (Unaudited):

                                              FOR THE NINE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)    (Preceding Year)
                                               (Dollars in thousands)
REVENUES:
 Annuity and interest sensitive life
  product charges                                  $78,294             $48,953
 Traditional life insurance premiums                28,740              29,712
 Net investment income                             593,001             528,612
 Realized gains on investments                      16,953              15,828
 Other income                                       25,743              16,756
                                         __________________  __________________
                                                   742,731             639,861
INSURANCE BENEFITS AND EXPENSES:
 Annuity and interest sensitive life benefits:
  Interest credited to account balances            366,563             328,380
  Benefit claims incurred in excess of
   account balances                                  9,882               6,367
 Traditional life insurance benefits                34,373              34,761
 Decrease in future policy benefits                 (4,210)             (2,275)
 Distributions to participating
  policyholders                                     18,942              18,753
 Underwriting, acquisition and insurance
  expenses:
  Commissions                                      128,020              97,402
  General expenses                                  70,372              36,129
  Insurance taxes                                    7,137               6,110
  Policy acquisition costs deferred               (155,848)           (117,917)
  Amortization:
   Deferred policy acquisition costs                73,653              59,485
   Present value of in force acquired                4,465                 915
   Goodwill                                          1,317                 252
                                         __________________  __________________
                                                   554,666             468,362

Interest expense                                    11,987              10,832
Other expenses                                      28,181              13,929
                                         __________________  __________________
                                                   594,834             493,123
                                         __________________  __________________
                                                   147,897             146,738











See accompanying notes.
Consolidated Statements of Income (Unaudited):       (CONTINUATION)

                                              FOR THE NINE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)    (Preceding Year)
                                                 (Dollars in thousands,
                                                 except per share data)
Income taxes:
 Current                                           $45,742             $47,996
 Deferred                                            2,204               2,869
                                         __________________  __________________
                                                    47,946              50,865
                                         __________________  __________________
                                                    99,951              95,873
Equity income (loss), net of related
 tax (expense) benefit of $(191) in
 1997 and $62 in 1996                                  355                 (86)
                                         __________________  __________________
Net income before distributions on
 company-obligated, mandatorily-
 redeemable securities                             100,306              95,787

Distributions on company-obligated,
 mandatorily-redeemable securities,
 of subsidiary trusts                              (10,239)             (2,115)
                                         __________________  __________________
         NET INCOME                                $90,067             $93,672
                                         ==================  ==================

NET INCOME PER COMMON SHARE (average
 shares used: 1997 - 32,040,666;
 1996 - 31,880,469):                                 $2.81               $2.94
                                         ==================  ==================

CASH DIVIDENDS PAID PER COMMON SHARE                $0.480              $0.435



















See accompanying notes.
Consolidated Balance Sheets (Unaudited):

                                           September 30, 1997  December 31, 1996
                                           __________________  _________________
                                                   (Dollars in thousands,
                                                    except per share data)
ASSETS

Investments:
 Fixed maturities, available for sale, at
  fair value (cost: 1997 - $8,109,467;
  1996 - $7,557,735)                              $8,426,489         $7,731,964
 Equity securities, at fair value
  (cost:  1997 - $43,004; 1996 - $48,857)             62,058             77,181
 Mortgage loans on real estate                     1,946,989          1,720,114
 Real estate, less allowances for
  depreciation of $747 in 1997
  and $4,588 in 1996                                  12,929              8,613
 Policy loans                                        198,575            190,487
 Short-term investments                              137,511             37,922
                                           __________________  _________________
Total investments                                 10,784,551          9,766,281

Cash and cash equivalents                             32,969             18,201

Securities and indebtedness of
 related parties                                      12,357              8,305

Accrued investment income                            146,314            135,291

Notes and other receivables                           45,754             22,464

Deferred policy acquisition costs                    762,544            733,158

Present value of in force acquired                    78,156             83,051

Property and equipment, less
 allowances for depreciation of
 $17,523 in 1997 and $13,835 in 1996                  14,063             10,465

Current income taxes recoverable                       8,233              5,424

Intangible assets, less accumulated
 amortization of $3,143 in 1997 and
 $1,579 in 1996                                       50,330             46,726

Other assets                                         103,048             82,434

Separate account assets                            2,533,253          1,657,879
                                           __________________  _________________
   TOTAL ASSETS                                  $14,571,572        $12,569,679
                                           ==================  =================



See accompanying notes.
Consolidated Balance Sheets (Unaudited):   (CONTINUATION)

                                          September 30, 1997  December 31, 1996
                                          __________________  _________________
                                                  (Dollars in thousands,
                                                   except per share data)
LIABILITIES AND STOCKHOLDERS' EQUITY

Policy liabilities and accruals:
 Future policy benefits:
  Annuity and interest sensitive
   life products                                 $9,461,488         $8,675,175
  Traditional life insurance products               708,751            712,296
  Unearned revenue reserve                           24,267             20,461
 Other policy claims and benefits                    10,657              7,481
                                          __________________  _________________
                                                 10,205,163          9,415,413

Other policyholders' funds:
 Advance premiums and other deposits                    562                597
 Accrued dividends                                   12,708             12,807
                                          __________________  _________________
                                                     13,270             13,404

Deferred income taxes                                84,281             45,681
Commercial paper notes                              140,800            104,600
Long-term debt                                      100,000            100,000
Other liabilities                                   302,909            211,903
Separate account liabilities                      2,533,253          1,657,879
                                          __________________  _________________
   TOTAL LIABILITIES                             13,379,676         11,548,880

Commitments and contingencies

Company-obligated, mandatorily-redeemable
 securities, of subsidiary trust                    175,000            125,000

Stockholders' equity:
 Serial preferred stock, without par
  value, authorized 2,500,000 shares                     --                 --
 Common stock, without par value (stated
  value $1.00 per share), authorized 70,000,000
  shares, issued and outstanding 32,067,735
  shares in 1997 and 31,988,410 in 1996              32,068             31,988
 Additional paid-in capital                          87,398             85,140
 Unrealized appreciation of securities at
  fair value                                        148,638            104,711
 Retained earnings                                  752,870            678,219
 Unearned compensation (deduction)                   (4,078)            (4,259)
                                          __________________  _________________
   TOTAL STOCKHOLDERS' EQUITY                     1,016,896            895,799
                                          __________________  _________________
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $14,571,572        $12,569,679
                                          ==================  =================

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):

                                               FOR THE NINE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)     (Preceding Year)
                                               (Dollars in thousands)
OPERATING ACTIVITIES
 Net income                                        $90,067             $93,672
 Adjustments to reconcile net income to
  net cash provided by operations:
  Adjustments related to annuity and
   interest sensitive life products:
    Interest credited to account balances          362,688             326,528
    Charges for mortality and
     administration                                (58,754)            (49,811)
    Change in unearned revenues                      3,164               1,548
  Increase (decrease) in traditional life
   policy liabilities and accruals                     601                (337)
  Decrease in other policyholders' funds              (134)               (217)
  Increase in accrued investment income            (11,023)             (4,096)
  Policy acquisition costs deferred               (155,848)           (117,917)
  Amortization of deferred policy
   acquisition costs                                73,653              59,485
  Amortization of present value of in
   force acquired                                    4,465                 915
  Change in other assets, other liabilities,
   and accrued income taxes                         36,411             (18,486)
  Provision for depreciation and
   amortization                                      8,035                  69
  Provision for deferred income taxes                2,243               2,908
  Share of (income) losses of related
   parties                                            (546)                132
  Realized gains on investments                    (16,953)            (15,828)
                                         __________________  __________________
    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                    338,069             278,565

INVESTING ACTIVITIES
 Sale, maturity or repayment of investments:
  Fixed maturities - available for sale            723,238             453,098
  Equity securities                                 21,334              12,366
  Mortgage loans on real estate                     70,613              29,817
  Real estate                                        2,648               7,213
  Policy loans                                      24,282              25,745
                                         __________________  __________________
                                                   842,115             528,239
 Acquisition of investments:
  Fixed maturities - available for sale         (1,259,542)           (614,575)
  Equity securities                                (12,363)            (13,287)
  Mortgage loans on real estate                   (305,174)           (512,943)
  Real estate                                         (100)               (681)
  Policy loans                                     (32,369)            (26,452)
  Short-term investments - net                     (99,589)             (1,826)
                                         __________________  __________________
                                                (1,709,137)         (1,169,764)

See accompanying notes.
Consolidated Statements of Cash Flows (Unaudited):    (CONTINUATION)

                                               FOR THE NINE MONTHS ENDED
                                         September 30, 1997  September 30, 1996
                                         __________________  __________________
                                           (Current Year)     (Preceding Year)
                                               (Dollars in thousands)
INVESTING ACTIVITIES - continued

 Disposal of investments accounted for
  by the equity method                              $3,785                 $18
 Additions to investments accounted
  for by the equity method                          (5,669)                 --
 Sales of property and equipment                       112                  86
 Purchase of subsidiary, net of cash
  acquired                                              --            (136,172)
 Purchases of property and equipment                (7,795)             (3,861)
                                         __________________  __________________
    NET CASH USED IN INVESTING ACTIVITIES         (876,589)           (781,454)

FINANCING ACTIVITIES
 Issuance of commercial paper - net                 36,200              17,300
 Receipts from annuity and interest sensitive
  life policies credited to policyholder
  account balances                               1,529,979           1,170,426
 Return of policyholder account balances
  on annuity contracts and interest
  sensitive life policies                       (1,047,599)           (778,154)
 Issuance of company-obligated, mandatorily-
  redeemable securities                             50,000             125,000
 Issuance of stock under stock plans                   124                 484
 Cash dividends paid                               (15,416)            (13,927)
                                         __________________  __________________
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                                    553,288             521,129
                                         __________________  __________________

INCREASE IN CASH AND CASH EQUIVALENTS               14,768              18,240

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                            18,201              10,730
                                         __________________  __________________
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                            $32,969             $28,970
                                         ==================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION

Cash paid during the period for:
 Interest                                          $14,462             $12,889
 Income taxes                                       47,611              52,506

Non-cash investing activities:
 Foreclosure of mortgage loans                       7,913                 675

See accompanying notes.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article
10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature, unless otherwise noted in Management's Discussion and Analysis and the Notes to Financial Statements. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") from Whitewood Properties Corp. ("Whitewood") pursuant to the terms of a Stock Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood (the "Purchase Agreement"). Refer to Note 4 for additional information.

NOTE 2 -- INVESTMENT OPERATIONS

FIXED MATURITIES: All of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Investments classified as available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. Securities the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by Statement of Financial Accounting Standards ("SFAS") No. 115. Securities bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

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

FIXED MATURITY AND EQUITY SECURITIES
At September 30, 1997 and December 31, 1996, amortized cost, gross unrealized gains and losses and estimated fair values of the company's fixed maturity securities, all of which are designated as available for sale, are as follows:


                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
September 30, 1997                   Cost       Gains      Losses       Value
______________________________________________________________________________
                                           (Dollars in thousands)
U.S. government and
 governmental agencies
 and authorities:
  Mortgage-backed securities     $277,852     $11,067       ($104)   $288,815
  Other                            33,036       1,409         (10)     34,435
States, municipalities and
 political subdivisions            14,842       1,309          --      16,151
Foreign governments                12,621       3,084          --      15,705
Public utilities                1,203,523      55,237      (5,099)  1,253,661
Investment grade corporate      3,230,670     201,182      (3,919)  3,427,933
Below investment grade
 corporate                        821,271      28,364      (5,510)    844,125
Mortgage-backed securities      2,515,045      52,087     (21,850)  2,545,282
Redeemable preferred stock            607          --        (225)        382
                               _______________________________________________
Total                          $8,109,467    $353,739    ($36,717) $8,426,489
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
                               ===============================================

At September 30, 1997, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $317,022,000. This appreciation caused an increase in stockholders' equity of $136,253,000 at September 30, 1997 (net of deferred income taxes of $73,367,000, an adjustment of $106,972,000 to deferred policy acquisition costs and present value of in force acquired of $430,000). At December 31, 1996, net unrealized investment gains on fixed maturity securities designated as available for sale totaled $174,229,000. This appreciation caused an increase in stockholders' equity of $76,387,000 at December 31, 1996 (net of deferred income taxes of $43,678,000 and an adjustment of $54,164,000 to deferred policy acquisition costs). No fixed maturity securities were designated as held for investment or trading at September 30, 1997 or December 31, 1996. Short-term investments, all with maturities of 30 days or less, have been excluded from the above schedules. Amortized cost approximates fair value for these securities.

At September 30, 1997, net unrealized appreciation of equity securities of $19,054,000 was comprised of gross unrealized appreciation of $42,000 on the company's investment in Equitable Life's registered separate account, gross unrealized appreciation of $19,381,000 on an investment in a real estate investment trust, and gross unrealized depreciation of $369,000 on other equity securities. The company's investment in the real estate investment trust had an estimated fair value of $56,527,000 and a cost basis of $37,146,000 at September 30, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

The amortized cost and estimated fair value of fixed maturity securities, designated as available for sale, by contractual maturity, at September 30, 1997, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                  Amortized            Fair
September 30, 1997                                     Cost           Value
____________________________________________________________________________
                                                   (Dollars in thousands)
Due within one year                                 $10,941         $10,962
Due after one year through five years               371,802         384,466
Due after five years through ten years            2,273,211       2,371,306
Due after ten years                               2,660,616       2,825,658
                                               _____________________________
                                                  5,316,570       5,592,392
Mortgage-backed securities                        2,792,897       2,834,097
                                               _____________________________
Total                                            $8,109,467      $8,426,489
                                               =============================








An analysis of sales, maturities and principal repayments of the company's fixed maturities portfolio, all of which were designated as available for sale for the nine months ended September 30, 1997 and 1996 is as follows:

                                                 Gross      Gross    Proceeds
Nine months ended                 Amortized   Realized   Realized        from
 September 30, 1997                    Cost      Gains     Losses        Sale
______________________________________________________________________________
                                             (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders                 $349,321     $9,115      ($310)   $358,126
Sales                               361,508      9,923     (6,319)    365,112
                                 _____________________________________________
Total                              $710,829    $19,038    ($6,629)   $723,238
                                 =============================================

                                                 Gross      Gross    Proceeds
Nine months ended                 Amortized   Realized   Realized        from
 September 30, 1996                    Cost      Gains     Losses        Sale
______________________________________________________________________________
                                             (Dollars in thousands)
Scheduled principal repayments,
 calls and tenders                 $236,058    $10,581      ($286)   $246,353
Sales                               203,750      3,400       (405)    206,745
                                 _____________________________________________
Total                              $439,808    $13,981      ($691)   $453,098
                                 =============================================


























MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities, which comprise 34% of the company's investment in fixed maturity securities at September 30, 1997, by type, are as follows:

                                                                  Estimated
                                                  Amortized            Fair
                                                       Cost           Value
                                               _____________________________
                                                   (Dollars in thousands)
Mortgage-backed securities:
  Government and agency guaranteed pools:
   Very accurately defined maturities               $17,446         $18,290
   Planned amortization class                        70,429          74,890
   Targeted amortization class                       18,600          18,851
   Sequential pay                                    87,190          88,543
   Pass through                                      84,188          88,242
  Private Label CMOs and REMICs:
   Very accurately defined maturities                30,735          31,564
   Planned amortization class                        25,681          27,064
   Targeted amortization class                      410,284         408,439
   Sequential pay                                 1,987,271       2,014,760
   Mezzanines                                        37,426          38,184
   Private placements and subordinate issues         23,647          25,270
                                               _____________________________
Total mortgage-backed securities                 $2,792,897      $2,834,097
                                               =============================

During periods of significant interest rate volatility, the mortgages underlying mortgage-backed securities may prepay more quickly or more slowly than anticipated. If the principal amount of such mortgages are prepaid earlier than anticipated during periods of declining interest rates, investment income may decline due to reinvestment of these funds at lower current market rates. If principal repayments are slower than anticipated during periods of rising interest rates, increases in investment yield may lag behind increases in interest rates because funds will remain invested at lower historical rates rather than reinvested at higher current rates. To mitigate this prepayment volatility, the company invests primarily in intermediate tranche collateralized mortgage obligations ("CMOs"). CMOs are pools of mortgages segregated into sections, or tranches, which provide sequential retirement of bonds rather than a pro-rata share of principal return in the pass-through structure. The company owns no "interest only" or "principal only" mortgage-backed securities. Further, the company has not purchased obligations at significant premiums, thereby limiting exposure to loss during periods of accelerated prepayments. At September 30, 1997, unamortized premiums on mortgage-backed securities totaled $4,596,000 and unaccrued discounts on mortgage-backed securities totaled $49,110,000.

OTHER INVESTMENT INFORMATION
INVESTMENT VALUATION ANALYSIS: The company analyzes its investment portfolio at least quarterly in order to determine if the carrying value of any of its investments has been impaired. The carrying value of debt and equity securities is written down to fair value by a charge to realized losses when an impairment in value appears to be other than temporary.

At September 30, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. During the first quarter of 1997, the value of a mortgage loan with a book value of $4,021,000 was determined to be impaired other than temporary. At that time, a valuation allowance was established to reduce the carrying value of this mortgage loan to its estimated fair value, resulting in a charge to investment income of $245,000. The company foreclosed on the property in June 1997, and based upon an appraisal, recorded a permanent write-down on the real estate investment of $430,000 resulting in a charge to realized losses. During the second quarter of 1997, the company foreclosed on a mortgage loan with a book value of $3,892,000. At this time the company does not believe any permanent impairment exists on this property. At December 31, 1996, no investments were identified as having an impairment other than temporary.

The carrying value of investments which have been non-income producing for the nine months ended September 30, 1997 and the year ending December 31, 1996, totaled $239,000 related to a real estate property.

INVESTMENT DIVERSIFICATIONS: The company's investment policies related to its investment portfolio require diversification by asset type, company and industry and sets limits on the amount which can be invested in an individual issuer. Such policies are at least as restrictive as those set forth by regulatory authorities. The percentages quoted in the following sentences relate to the holdings at September 30, 1997 and December 31, 1996, respectively. Fixed maturity investments included investments in various non-governmental mortgage-backed securities (30% in 1997 and 1996), public utilities (16% in 1997 and 1996), basic industrials (24% in 1997, 23% in 1996) and consumer products (11% in 1997, 12% in 1996). Mortgage loans on real estate have been analyzed by geographical location and there are no concentrations of mortgage loans in any state exceeding ten percent in 1997 and 1996. Mortgage loans on real estate have also been analyzed by collateral type with significant concentrations identified in retail facilities (26% in 1997, 28% in 1996), industrial buildings (29% in 1997 and 1996), multi-family residential buildings (18% in 1997, 20% in 1996) and office buildings (25% in 1997, 22% in 1996). Equity securities (which represent 0.4% of the company's investments) consist primarily of investments in the company's registered separate accounts and an investment of $56,527,000 in a real estate investment trust. Real estate and investments accounted for by the equity method are not significant to the company's overall investment portfolio.

No investment in any person or its affiliates (other than bonds issued by agencies of the United States government) exceeded ten percent of stockholders' equity at September 30, 1997.

NOTE 3 -- FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter of 1996, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at September 30, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. Concurrently, the company implemented a hedging program to purchase Standard & Poor's ("S&P") 500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. During the first nine months of 1997, the company paid approximately $12,364,000 in premiums for call options which mature beginning in 2002 through 2004. The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

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

The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at September 30, 1997:

                    1998       1999       2000      2001       2002       Total
________________________________________________________________________________
                                      (Dollars in thousands)
Interest rate
  caps                                          $400,000   $200,000    $600,000
Cash settled
  put swaptions $100,000   $400,000   $400,000   350,000     50,000   1,300,000
               _________________________________________________________________
Total notional
  amount        $100,000   $400,000   $400,000  $750,000   $250,000  $1,900,000
               =================================================================

ACCOUNTING TREATMENT: Premiums paid to purchase these instruments are deferred and included in other assets. Premiums are amortized and included in interest credited to account balances over the term of the instruments on a straight-line basis. The company has recorded amortization of $4,034,000 and $1,851,000 in the first nine months of 1997, and 1996, respectively. Unrealized gains and losses on caps and swaptions and related assets or liabilities will not be recorded in income until realized. The call options are carried at amortized cost plus the intrinsic value, if any, of the call option as of the valuation date. The future policy benefit liability for the equity-indexed annuity product is established as the full account value without regard to the performance of the equity index, plus the intrinsic value, if any, as of the valuation date. The Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission ("SEC") are evaluating the accounting and disclosure requirements for these instruments. The SEC amended its derivative disclosure rules in January 1997 requiring additional qualitative and quantitative disclosures by December 31, 1997. FASB has issued an exposure draft titled "Accounting for Derivative and Similar Financial Instruments and for Hedging Activities" which, if adopted as a Statement of Financial Accounting Standards in its current form, would require the company to change its accounting treatment for these instruments. The requirements of any final standard which may result from this exposure process are not known at this time and, therefore, the impact of such a standard on the company's financial statements cannot be determined at this time.

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of September 30, 1997:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
September 30, 1997                   Cost       Gains      Losses       Value
______________________________________________________________________________
                                          (Dollars in thousands)
Interest rate caps                 $4,346                  $3,367        $979
Cash settled put swaptions         10,005                   6,345       3,660
S&P 500 call options               10,583      $2,284          66      12,801
                                ______________________________________________
Total                             $24,934      $2,284      $9,778     $17,440
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


The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of September 30, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (fair value) of the company's instruments was as follows:


September 30, 1997                       Net Replacement Value
______________________________________________________________________________
                                Interest Cash Settled
                                    Rate          Put      S&P 500
                                    Caps    Swaptions Call Options      Total
                             _________________________________________________
                                          (Dollars in thousands)
Counterparties credit quality:
  AAA                               $629       $1,844                  $2,473
  AA+ to AA-                         350        1,114      $10,023     11,487
  A+ to A-                            --          702        2,778      3,480
                             _________________________________________________
Total                               $979       $3,660      $12,801    $17,440
                             =================================================

NOTE 4 -- ACQUISITION

TRANSACTION: On August 13, 1996, Equitable acquired all of the outstanding capital stock of BT Variable Inc., ("BT Variable"), a New York corporation, from Whitewood Properties Corp. ("Whitewood"), a New York corporation and wholly-owned subsidiary of Bankers Trust Company ("Bankers Trust"), pursuant to the terms of a Purchase Agreement dated as of May 3, 1996 between Equitable and Whitewood. BT Variable, a New York corporation, in turn, owns all the outstanding capital stock of Golden American Life Insurance Company ("Golden American"), a Delaware stock life insurance company, and all of the outstanding capital stock of Directed Services, Inc. ("DSI"), a New York corporation and registered broker dealer and investment adviser. In exchange for the outstanding capital stock of BT Variable, Equitable paid $93,000,000 in cash to Whitewood in accordance with the terms of the Purchase Agreement. Equitable also paid $51,000,000 in cash to Bankers Trust to retire certain debt owed by BT Variable to Bankers Trust pursuant to a revolving credit arrangement. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. The acquisition was accounted for using the purchase method, and the results of operations of BT Variable are included in the consolidated statement of income from the date of acquisition. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

ACCOUNTING TREATMENT: The acquisition was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at August 13, 1996. The purchase price was allocated to the three companies purchased - BT Variable, DSI, and Golden American. Goodwill relating to the acquisition was established for the excess of the acquisition cost over the fair value of the net assets acquired and pushed down to Golden American. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. The total amount of goodwill and other intangibles deferred relating to the acquisition was comprised of $41,113,000 of estimated goodwill and approximately $4,695,000 of costs of issuance of the preferred securities mentioned above. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Goodwill and preferred securities issuance costs will be amortized on a straight-line basis over 25 years and 35 years, respectively, and the carrying value will be reviewed periodically for any indication of impairment in value.

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

An analysis of the PVIF asset for the nine months ended September 30, 1997 is as follows:

                           (Dollars in thousands)
Beginning balance                        $83,051
Imputed interest                           4,653
Amortization                              (9,118)
Adjustment for unrealized
 gains on available for
 sale securities                            (430)
                                  _______________
Ending balance                           $78,156
                                  ===============







Interest is imputed on the unamortized balance of PVIF at rates of 7.70% to 7.80%. Amortization of PVIF is charged to expense and the asset is adjusted for the change in unrealized gains (losses) on available for sale securities. During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to future events on acquired policies in force, the expected approximate net amortization for the next five years, relating to the balance of the PVIF as of September 30, 1997, is as follows:


             Year       Amount
_______________________________
        (Dollars in thousands)
Remainder of 1997       $2,300
             1998       10,100
             1999        9,600
             2000        8,300
             2001        7,200
             2002        6,100

Actual amortization may vary from the schedule above based upon changes in assumptions and experience.

NOTE 5 -- MERGER

TRANSACTION: On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, between Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

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

Reinsurance contracts do not relieve the company from its obligations to its policyholders. To the extent that reinsuring companies are later unable to meet obligations under reinsurance agreements, the company's life insurance subsidiaries would be liable for these obligations, and payment of these obligations could result in losses to the company. To limit the possibility of such losses the company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk arising from factors such as similar geographic regions, and limits its exposure to any one reinsurer. At September 30, 1997, the company had reinsurance treaties with 15 reinsurers, all of which are deemed to be long-duration, retroactive contracts, and has established a receivable totaling $17,662,000 for reserve credits, reinsurance claims and other receivables from these reinsurers. No allowance for uncollectible amounts has been established since none of the receivables are deemed to be uncollectible, and because such receivables, either individually or in the aggregate, are not material to the company's operations. The company's liability for future policy benefits and notes and other receivables has been increased by $15,921,000 at September 30, 1997, for reserve credits on reinsured policies. This "gross-up" of assets and liabilities for reserve credits on reinsurance had no impact on the company's net income. Insurance premiums and product charges have been reduced by $2,417,000 in the third quarter and $6,818,000 in the first nine months of 1997 compared to $1,984,000 and $5,431,000 for the same periods of 1996. Insurance benefits and expenses have been reduced by $1,718,000 for the third quarter and $4,869,000 in the first nine months of 1997 compared to $1,190,000, and $4,186,000 in the same periods of 1996. The amount of reinsurance assumed is not significant.

INVESTMENT COMMITMENTS: At September 30, 1997, outstanding commitments to fund mortgage loans on real estate, mortgage-backed securities and equity investments totaled $116,695,000, $15,341,000 and $8,684,000, respectively.

GUARANTY FUND ASSESSMENTS: Assessments are levied on the company's life insurance subsidiaries by life and health guaranty associations in most states in which these subsidiaries are licensed to cover losses of policyholders of insolvent or rehabilitated insurers. In some states, these assessments can be partially recovered through a reduction in future premium taxes. The company cannot predict whether and to what extent legislative initiatives may affect the right to offset. The associated cost for a particular insurance company can vary significantly based upon its premium volume by line of business and state premiums levels as well as its potential for premium tax offset. The company has established a reserve to cover such assessments and regularly reviews information regarding known failures and revises its estimates of future guaranty fund assessments. During the third quarter and first nine months of 1997, the company accrued and charged to expense $135,000 and $417,000, respectively. At September 30, 1997, the company has an undiscounted reserve of $43,806,000 to cover estimated future assessments (net of related anticipated premium tax credits) and has established an asset totaling $14,482,000 for assessments paid which may be recoverable through future premium tax offsets. The company believes this reserve is sufficient to cover expected future insurance guaranty fund assessments, based upon previous premium levels, and known insolvencies at this time.

COMPANY-OBLIGATED, MANDATORILY-REDEEMABLE CAPITAL SECURITIES OF SUBSIDIARY TRUST II: On April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of Equitable, issued $50,000,000 of its 8.424% Capital Securities (the "Capital Securities"). Concurrent with the issuance of the Trust II's Capital Securities, Equitable issued to the Trust II $50,000,000 in principal amount, of its 8.424% Subordinated Deferrable Interest Debentures (the "Debt Securities") due April 1, 2027. The sole assets of the Trust II are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Capital Securities. The Debt Securities mature on April 1, 2027, and are redeemable by Equitable, in whole, at the occurrence of a special event. The Capital Securities will mature or be called simultaneously with the Debt Securities. The Capital Securities have a liquidation value of $1,000 per capital security plus accrued and unpaid distributions. As of September 30, 1997, 50,000 shares of Capital Securities were outstanding.

Equitable has obligations under the Debt Securities, the Capital Securities Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust II's obligations under the Capital Securities.

The company utilized the estimated net proceeds of approximately $49,237,000 from the issuance of Capital Securities, for general corporate purposes including, but not limited to, investments in its subsidiaries.

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both basic earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.02 and $0.06 per share for the third quarter and the first nine months of 1997, respectively, and $0.01 and $0.05 for the same periods of 1996.

LITIGATION: USG is a defendant in a class action complaint filed in the state circuit court of Kentucky in September 1997. The suit claims unspecified damages and injunctive relief as a result of alleged improper actions related to the interest rate adjustment provisions of USG's fixed annuity contracts. The case has been removed to Federal Court in the Northern District of Kentucky. The original plaintiff putative class representative has been joined by an additional named plaintiff who claims also to be a class representative. The company believes the allegations are without merit. The suit is in the early procedural stage. The company intends to defend the suit vigorously, including vigorously contesting its class action status. ING advised the company this litigation would not effect the terms or closing of the merger between Equitable and a subsidiary of ING. The amount of any liability which may arise as a result of this suit, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the company's consolidated results of operations, financial condition, and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of the company and its subsidiaries, all of which are wholly owned at September 30, 1997. The company's primary subsidiaries are Equitable Life Insurance Company of Iowa ("Equitable Life"), Golden American Life Insurance Company ("Golden American") and USG Annuity & Life Company ("USG").



RESULTS OF OPERATIONS
_____________________

ACQUISITION

On August 13, 1996, Equitable of Iowa Companies ("Equitable") acquired all of the outstanding capital stock of BT Variable, Inc. ("BT Variable") and its wholly-owned subsidiaries, Golden American and Directed Services, Inc. ("DSI") for $144,000,000. Golden American is a Delaware stock life insurance company and DSI is a New York corporation and registered broker/dealer and investment adviser. The purchase price consisted of $93,000,000 in cash paid to Whitewood Properties Corporation (parent of BT Variable) and $51,000,000 in cash paid to Bankers Trust (parent of Whitewood) to retire certain debt owed by BT Variable to Bankers Trust. The funds used in completing the acquisition were obtained primarily through a July 1996 offering of securities undertaken by Equitable of Iowa Companies Capital Trust (the "Trust"), an affiliate of Equitable, the proceeds of which were loaned to Equitable in exchange for subordinated debentures issued by Equitable to the Trust. Additional funds were provided by reducing short-term investments of Equitable and its insurance subsidiaries. Funds provided by Equitable's insurance subsidiaries were transferred to Equitable in the form of dividends paid. Subsequent to the acquisition, the BT Variable, Inc. name was changed to EIC Variable, Inc. ("EIC Variable"). On April 30, 1997, EIC Variable, Inc. was liquidated and its investments in Golden American and DSI were transferred to Equitable while the remainder of its net assets were contributed to Golden American.

The acquisition was accounted for as a purchase and, accordingly, the first nine months of 1997 results of operations include the operations of EIC Variable, Golden American and DSI. Information provided for the first nine months of 1996 includes the operations of these companies for the period August 14, 1996 through September 30, 1996. Certain additional information has been provided in this discussion on a pro forma combined basis, as if the operations of BT Variable had been included in the first nine months of 1996, to assist the reader in assessing the operations and prospects of the company as it is currently comprised. The following table reflects actual results for the nine months ended September 30, 1997 and 1996.























PREMIUMS

                                             Percentage     Dollar
Quarter ended September 30              1997     Change     Change         1996
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $488,088       48.6%  $159,624     $328,464
Variable annuity premiums:
 Separate account                    232,499      169.1    146,090       86,409
 Fixed account                        89,471      404.9     71,751       17,720
                                 _______________________________________________
Total variable annuity premiums      321,970      209.2    217,841      104,129
                                 _______________________________________________
Total annuity premiums               810,058       87.3    377,465      432,593

Life insurance premiums:
 First year and single premiums       10,224       18.1      1,563        8,661
 Renewal premiums                     24,343        2.5        605       23,738
                                 _______________________________________________
Total life insurance premiums         34,567        6.7      2,168       32,399
                                 _______________________________________________
Total premiums                      $844,625       81.6%  $379,633     $464,992
                                 ===============================================

                                             Percentage     Dollar
Nine months ended September 30          1997     Change     Change         1996
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums            $1,099,274       20.5%  $187,098     $912,176
Variable annuity premiums:
 Separate account                    593,089      229.8    413,246      179,843
 Fixed account                       234,795    1,077.0    214,846       19,949
                                 _______________________________________________
Total variable annuity premiums      827,884      314.4    628,092      199,792
                                 _______________________________________________
Total annuity premiums             1,927,158       73.3    815,190    1,111,968

Life insurance premiums:
 First year and single premiums       32,686       31.1      7,755       24,931
 Renewal premiums                     72,690        4.8      3,344       69,346
                                 _______________________________________________
Total life insurance premiums        105,376       11.8     11,099       94,277
                                 _______________________________________________
Total premiums                    $2,032,534       68.5%  $826,289   $1,206,245
                                 ===============================================

Total annuity and life insurance premiums, increased 81.6%, to $844,625,000 in the third quarter and increased 68.5%, to $2,032,534,000, in the first nine months of 1997. Fixed annuity premiums increased 48.6%, to $488,088,000 in the third quarter and increased 20.5%, to $1,099,274,000, in the first nine months of 1997 as a result of increased sales through financial institutions, agents and broker/dealer channels. In addition, the company's equity-indexed annuity product, introduced in January 1997 resulted in $60,047,000 of third quarter production. Variable annuity premiums continue to reflect strong growth, with a 209.2% increase in the third quarter and a 314.4% increase in the first nine months of 1997. This increase is due, in part, to the August 13, 1996 acquisition of Golden American, broadening distribution channels, and sales of variable annuities in New York through the company's recently formed subsidiary, First Golden.

Golden American reported variable annuity premiums of $146,119,000 and $378,250,000, and variable life premiums of $3,261,000 and $13,639,000, in the third quarter and first nine months of 1997, respectively. Equitable Life introduced its variable annuity product in the fourth quarter of 1994. Variable annuities have grown as a percentage of the company's total premiums due to market conditions which have made products with variable returns relatively more attractive than products with fixed returns, expansion of variable product offerings and growth and diversification of distribution channels. As a result, variable annuity premiums have grown to 40.8% of total premiums in the first nine months of 1997, compared to 16.6% for the first nine months of 1996. Fixed annuity premiums represent 54.1% of total premiums in the first nine months of 1997, compared to 75.6% for the same period of 1996, while life insurance premiums represent approximately 5.1% of total premiums in the first nine months of 1997, compared to 7.8% for the same period of 1996.

The acquisition of Golden American has complemented and significantly enhanced the company's existing variable annuity business. As a result of the acquisition, the company has expanded the distribution of its variable products, and plans to continue this expansion as well as market fixed products through Golden American's distribution system. The company believes the product diversification achieved with the acquisition of Golden American, expansion and diversification of distribution channels, its commitment to customer service, the quality of its investment portfolio, competitive pricing and its overall financial strength will continue to attract consumers to its annuity products as consumers seek a secure return on their retirement savings. The diversity of products and distribution channels the company now offers is intended to improve the stability of sales under a variety of market conditions. Insurance agents and broker/dealers are attracted to sell the company's products by several factors, including the company's diversified product portfolio, competitive commissions, rapid policy issuance and level of agent support.

The tables above include premiums for Golden American for the third quarter and first nine months of 1997 and for the period August 14, 1996 through September 30, 1996. As a result, the premiums provide insight as to the reported results of operations. However, the significant increase in variable annuity premiums is primarily attributable to the acquisition of Golden American and significant growth in sales of Equitable Life's variable annuity products. The following tables are provided on a pro forma combined basis including Golden American premiums for the third quarter and first nine months of 1997 and 1996.










PRO FORMA PREMIUMS

                                             Percentage     Dollar
Quarter ended September 30              1997     Change     Change         1996
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums              $488,088       48.6%  $159,625     $328,463
Variable annuity premiums:
 Separate account:
  Equitable Life                     174,063      140.1    101,565       72,498
  Golden American                     58,436       45.2     18,205       40,231
 Fixed account:
  Equitable Life                       1,788        8.7        143        1,645
  Golden American                     87,683      224.7     60,684       26,999
                                 _______________________________________________
Total variable annuity premiums      321,970      127.8    180,597      141,373
                                 _______________________________________________
Total annuity premiums               810,058       72.4    340,222      469,836

Life insurance premiums:
 Equitable Life & USG                 31,305        1.2        356       30,949
 Golden American                       3,262      (25.7)    (1,128)       4,390
                                 _______________________________________________
Life insurance premiums               34,567       (2.2)      (772)      35,339
                                 _______________________________________________
Total premiums                      $844,625       67.2%  $339,450     $505,175
                                 ===============================================

                                             Percentage     Dollar
Nine months ended September 30          1997     Change     Change         1996
________________________________________________________________________________
                                             (Dollars in thousands)
Fixed annuity premiums            $1,099,274       20.5%  $187,098     $912,176
Variable annuity premiums:
 Separate account:
  Equitable Life                     443,363      167.2    277,431      165,932
  Golden American                    149,726        6.2      8,796      140,930
 Fixed account:
  Equitable Life                       6,271       61.9      2,397        3,874
  Golden American                    228,524       55.0     81,096      147,428
                                 _______________________________________________
Total variable annuity premiums      827,884       80.7    369,720      458,164
                                 _______________________________________________
Total annuity premiums             1,927,158       40.6    556,818    1,370,340

Life insurance premiums:
 Equitable Life & USG                 91,736       (1.2)    (1,090)      92,826
 Golden American                      13,640       14.1      1,683       11,957
                                 _______________________________________________
Life insurance premiums              105,376        0.6        593      104,783
                                 _______________________________________________
Total premiums                    $2,032,534       37.8%  $557,411   $1,475,123
                                 ===============================================

On a pro forma combined basis, total annuity and life insurance premiums increased 67.2% in the third quarter to $844,625,000 and increased 37.8% in the first nine months of 1997 to $2,032,534,000. On a pro forma combined basis, variable annuity separate account premiums increased 106.2% in the third quarter to $232,499,000 and increased 93.3% to $593,089,000 in the first nine months of 1997. The variable annuity fixed account increased 212.4% in the third quarter to $89,471,000 and increased 55.2% to $234,795,000 during the first nine months of 1997 on a pro forma basis. This increase in variable annuity premiums is the result of the company's broadening distribution channels and the sale of variable annuities in New York through its recently formed subsidiary, First Golden. Equitable Life introduced its variable annuity product in the fourth quarter of 1994 and premiums from this product have grown dramatically over the last two years although year over year percentage increases have declined due to increases in the amount of in force attributable to this product. The company expects variable annuity premiums to continue to grow as it expands and diversifies its product offerings and distribution channels, but year over year percentage increases will decline as the amount of variable annuities in force increases.
Equitable Life and USG offer interest-sensitive and traditional life insurance products Golden American offers only variable products, including variable life insurance. Premiums, net of reinsurance, for variable annuity and variable life products from significant sellers for the nine months ended September 30, 1997 are as follows: Paine Webber, $110,000,000 or 13%; Smith Barney, $143,000,000 or 17%; Locust Street Securities, Inc., an affiliate, $124,000,000 or 15%; and Primerica Financial Services, $190,000,000 or 23%. Primerica Financial Services has indicated that it may discontinue the sales relationship in the second quarter of 1998. Discussion is currently ongoing regarding this.

REVENUES

                                             Percentage     Dollar
Quarter ended September 30             1997      Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges                   $29,789        56.7%   $10,783    $19,006
Traditional life insurance
  premiums                            9,642        (1.7)      (172)     9,814
Net investment income               202,892        12.5     22,546    180,346
Realized gains on
  investments                         8,476        87.9      3,966      4,510
Other income                          8,895        26.2      1,848      7,047
                                ______________________________________________
                                   $259,694        17.7%   $38,971   $220,723
                                ==============================================








                                             Percentage     Dollar
Nine months ended September 30         1997      Change     Change       1996
______________________________________________________________________________
                                             (Dollars in thousands)
Annuity and interest
  sensitive life
  product charges                   $78,294        59.9%   $29,341    $48,953
Traditional life insurance
  premiums                           28,740        (3.3)      (972)    29,712
Net investment income               593,001        12.2     64,389    528,612
Realized gains on
  investments                        16,953         7.1      1,125     15,828
Other income                         25,743        53.6      8,987     16,756
                                ______________________________________________
                                   $742,731        16.1%  $102,870   $639,861
                                ==============================================

Total revenues increased 17.7% in the third quarter and 16.1% in the first nine months of 1997. Annuity and interest sensitive life insurance product charges increased 56.7% in the third quarter and 59.9% in the first nine months of 1997. Excluding Golden American, annuity and interest sensitive life product charges increased 42.3% in the third quarter and increased 33.9% in the first nine months of 1997. These product charges consist primarily of cost of insurance charges, policy administrative charges and surrender charges that increase as the company's policyholder liabilities grow, including variable separate account liabilities. In addition, withdrawals and surrenders of the company's annuity products which contain a "market value adjustment" feature generate greater surrender charge income as interest rates increase and lower surrender charge income as interest rates decrease. Surrender charge income allows the company to recover a portion of the expenses incurred to generate policy sales and partially offsets the amortization of deferred policy acquisition costs related to surrendered policies. Premiums from traditional life insurance products, which are included in revenue, decreased 1.7% in the third quarter and 3.3% in the first nine months of 1997, as a result of the company's continued emphasis on the more popular universal life and fixed premium, current interest life insurance products (for which premiums are not included in revenues).

Net investment income increased 12.5% in the third quarter and 12.2% in the first nine months of 1997 due to the increase in invested assets. During the third quarter and first nine months of 1997, the company had realized gains on the sale of investments of $8,476,000, and $16,953,000 compared to gains of $4,510,000, and $15,828,000 in the same periods of 1996.

Other income increased 26.2% in the third quarter and 53.6% in the first nine months of 1997 as a result of the acquisition of DSI and an increase in commission income from an affiliated broker/dealer. The increase in commission income from the broker/dealers is substantially offset by an increase in other expense.

EXPENSES

Total insurance benefits and expenses increased $25,069,000, or 15.6%, to $185,975,000 in the third quarter and $86,304,000, or 18.4% to $554,666,000 in the first nine months of 1997. Interest credited to annuity and interest sensitive life account balances increased $15,456,000, or 13.9%, to $126,612,000 in the third quarter and $38,183,000, or 11.6% to $366,563,000 in the first nine months of 1997 as a result of higher account balances associated with those products. The amortization of financial instruments purchased for the company's hedging programs during 1996 and 1997 increased interest credited to account balances by $1,492,000 during the third quarter and $4,034,000 during the first nine months of 1997. See further discussion of the hedging programs in the Financial Instruments - Risk Management section below.

The company's policy is to change rates credited to policy accounts as the company's investment portfolio yield changes. Most of the company's interest sensitive products, including fixed annuities, interest sensitive life policies and participating policies, allow for interest rate adjustments at least annually. The company also sells deferred annuities with multi-year interest rate guarantees. The design of these products makes them competitive with savings alternatives such as certificates of deposit. The following table summarizes the effective annual yield on assets invested to support policy accounts for interest-sensitive products, the average annual interest rate credited to those products and the interest rate spread for the nine months ended September 30, 1997 and 1996. Yield on assets and cost of funds are estimated by calculating the weighted average of the nine month end values for those items.

Golden American is included in the tables below for the first nine months of 1997 and for the period August 14, 1996 through September 30, 1996.

                                       Yield on      Credited      Interest
Nine months ended September 30           Assets          Rate   Rate Spread
____________________________________________________________________________
Average base rate (excluding first
  year bonus):
   1997                                    8.34%         5.54%         2.80%
   1996                                    8.44          5.58          2.86

Average total (including first
  year bonus):
   1997                                    8.34          5.72          2.62
   1996                                    8.44          5.84          2.60


















At September 30, 1997 and 1996, the effective annual yield on assets, credited rate and interest rate spread were as follows:

                                       Yield on      Credited      Interest
September 30,                            Assets          Rate   Rate Spread
____________________________________________________________________________
Base rate (excluding first
  year bonus):
   1997                                    8.29%         5.56%         2.73%
   1996                                    8.45          5.50          2.95

Total (including first year bonus):
   1997                                    8.29          5.73          2.56
   1996                                    8.45          5.74          2.71


The base interest credited rate represents the average interest rate credited to policy accounts for interest sensitive products, including annuities, interest sensitive life policies and participating policies. The total interest credited rate includes first year bonus interest credited to certain policies.

Death benefits on traditional life products and benefit claims incurred in excess of account balances increased $2,287,000, or 30.3%, to $9,840,000 in the third quarter and $1,541,000, or 6.0%, to $27,085,000 in the first nine months of 1997. After adjustment for charges for mortality risk, reserves released on death claims and taxes, the overall impact of mortality on net income was more favorable in 1997 by approximately $1,471,000 in the third quarter and $652,000 on a year-to-date basis.

Commissions increased $15,478,000, or 43.7%, to $50,887,000 in the third quarter and $30,618,000, or 31.4% to $128,020,000 in the first nine months of 1997. Excluding Golden American, commissions increased 28.0% in the third quarter and 11.2% in the first nine months of 1997. Insurance taxes increased $369,000, or 18.4%, to $2,376,000 in the third quarter and $1,027,000, or
16.8%, to $7,137,000 in the first nine months of 1997. Increases and decreases in commissions and insurance taxes are generally related to changes in the level of annuity sales. Commissions are also affected by the mix of annuity sales. Most costs incurred as the result of new sales have been deferred, and thus have very little impact on total insurance expenses.

General expenses increased $2,352,000, or 17.2%, to $16,028,000 in the third quarter and $34,243,000, or 94.8% to $70,372,000 in the first nine months of 1997. The increase in 1997 is primarily attributable to an accrual of $20,495,000 in the second quarter related to the litigation settlement accrual (see further discussion in the Accounting and Legal Developments - Litigation section below) and Golden American expenses. Golden American was acquired in the third quarter of 1996, and therefore is included in 1996 expenses for the period August 14, 1996 through September 30, 1996. In addition, Golden American uses a network of wholesalers to distribute its products and the salaries of these wholesalers are included in general expenses. The company experienced growth in sales of fixed and variable annuities through these wholesalers during 1997. The portion of these salaries and related expenses which vary with sales production levels are deferred, thus having little impact on current earnings. Management expects general expenses to continue to increase substantially in 1997 as a result of the inclusion of Golden American operations for the full year and the continued emphasis on expanding the salaried wholesaler distribution network as well as certain expenses associated with the ING merger.

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

The following table summarizes the annualized annuity withdrawal rates and the life insurance lapse ratios for the three and nine months ended September 30, 1997 and 1996.

                                     Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                     __________________    __________________
                                       1997      1996        1997      1996
                                     ________  ________    ________  ________
Annuity withdrawals                     11.4%      9.0%       10.2%      8.6%

Life insurance lapse ratio               8.9%      7.8%        8.1%      7.5%

The withdrawal ratio for the company's annuity products is calculated by dividing aggregate surrenders and withdrawals by beginning of period account balances. The company's annualized lapse ratio for life insurance is measured in terms of face amount and uses A.M. Best's formula.

The amortization of deferred policy acquisition costs ("DPAC") increased by $5,359,000, or 25.2%, in the third quarter and $14,168,000, or 23.8% in the first nine months of 1997. Increases in amortization of deferred acquisition costs related to operating earnings are the result of increases in the deferred policy acquisition cost asset (before adjustment to reflect the impact of SFAS No. 115) as costs of generating sales of the company's products are deferred and amortized in later periods. Also, higher withdrawals and surrenders of the company's products have accelerated the amortization of deferred acquisition costs related to those products although surrender charges assessed on certain withdrawals offset some of the earnings impact of this accelerated amortization. Amortization related to realized gains declined as a result of a decrease in realized and prepayment gains from assets backing fixed annuity and interest sensitive life insurance liabilities.







A breakdown of the amortization of deferred policy acquisition costs for the three and nine months ended September 30, 1997 and 1996 is as follows:

                                            Percentage      Dollar
Quarter ended September 30            1997      Change      Change         1996
________________________________________________________________________________
                                              (Dollars in thousands)
Amortization related to:
  Operating income                 $24,092        19.5%     $3,928      $20,164
  Realized gains                     2,554       127.4       1,431        1,123
                               -------------------------------------------------
Total                              $26,646        25.2%     $5,359      $21,287
                               =================================================

                                            Percentage      Dollar
Nine months ended September 30        1997      Change      Change         1996
________________________________________________________________________________
                                              (Dollars in thousands)
Amortization related to:
  Operating income                 $69,404        27.1%    $14,798      $54,606
  Realized gains                     4,249       (12.3)       (630)       4,879
                               -------------------------------------------------
Total                              $73,653        23.8%    $14,168      $59,485
                               =================================================

As a part of the acquisition of Golden American, $85,796,000 of the cost was allocated to the right to receive future cash flows from the insurance contracts existing with Golden American at the date of acquisition. This allocated cost represents the present value of in force acquired ("PVIF") which reflects the value of those purchased policies calculated by discounting the actuarially determined expected future cash flows at the discounted rate determined by the company. Amortization of PVIF totaled $2,285,000 in the third quarter and $4,465,000 in the first nine months of 1997 ($915,000 from August 14, 1996 to September 30, 1996). During the second quarter of 1997, PVIF was unlocked by $2,293,000 to reflect narrower current spreads than the gross profit model assumed. Based on current conditions and assumptions as to the impact of future events on acquired policies in force, amortization of PVIF is expected to be approximately $2,300,000 for the remainder of 1997, $10,100,000 in 1998, $9,600,000 in
1999, $8,300,000 in 2000, $7,200,000 in 2001 and $6,100,000 in 2002.  Actual
amortization may vary based upon changes in assumptions and experience.

The acquisition of Golden American was accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities at the acquisition date. Goodwill of $41,113,000 was established for the excess of the acquisition cost over the fair value of net assets acquired. The acquisition cost was preliminary with respect to the final settlement of taxes with Bankers Trust and estimated expenses. At June 30, 1997, goodwill was increased by $1,848,000 to adjust the value of a receivable existing at the acquisition date. Amortization of goodwill relating to Golden American during the third quarter totaled $411,000 and $1,261,000 during the first nine months of 1997 ($196,000 in the third quarter and first nine months of 1996). Amortization of goodwill attributed to licenses acquired in conjunction with the purchase of USG totaled $19,000 in the third quarter and $56,000 in the first nine months of 1997 and 1996, respectively. Goodwill resulting from the acquisition of Golden American is being amortized on a straight-line basis over 25 years and is expected to total approximately $1,644,000 annually.

Other expenses increased $4,075,000, or 70.7% to $9,840,000 in the third quarter and $14,252,000, or 102.3% to $28,181,000 in the first nine months of 1997. The increase in other expenses resulted from increased commissions paid to registered representatives selling investment products through the company's broker/dealer operations and accounting, custodial and administrative expenses of variable products operations.

On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of the company issued $125,000,000 of 8.70% Trust Originated Preferred Securities. In addition, on April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of the company issued $50,000,000 of 8.424% Capital Securities. See Liquidity and Capital Resources section below for a discussion of these transactions. Pre-tax distributions to the holders of these company-obligated, mandatorily-redeemable securities totaled $3,772,000 in the third quarter and $10,239,000 in the first nine months of 1997 ($2,115,000 in the third quarter and first nine months of 1996).

INCOME

Operating income (income excluding realized gains and losses, commercial mortgage and mortgage-backed securities prepayment gains and related amortization of deferred policy acquisition costs and the second quarter 1997 litigation settlement accrual), increased $3,781,000, or 13.0%, in the third quarter and $8,538,000, or 10.0% in the first nine months of 1997. Net income increased $4,904,000, or 15.5%, in the third quarter and decreased $3,605,000, or 3.8%, in the first nine months of 1997. A breakdown of income is as follows:

Quarter ended September 30                1997                    1996
______________________________________________________________________________
                                     $       Per Share       $       Per Share
                                 _____________________________________________
                                 (Dollars in thousands, except per share data)
Operating income                  $32,884       $1.03     $29,103       $0.91
Realized gains (net of tax):
  Gains realized on disposal
    of investments                  5,598        0.17       2,932        0.09
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains (losses)        (222)      (0.01)        390        0.02
  Realized gains related
    amortization of DPAC           (1,661)      (0.05)       (730)      (0.03)
                                 _____________________________________________
                                    3,715        0.11       2,592        0.08
                                 _____________________________________________
Net income                        $36,599       $1.14     $31,695       $0.99
                                 =============================================


Nine months ended September 30            1997                    1996
______________________________________________________________________________
                                     $       Per Share       $       Per Share
                                 _____________________________________________
                                 (Dollars in thousands, except per share data)
Operating income                  $93,921       $2.93     $85,383       $2.68
Realized gains (net of tax):
  Gains realized on disposal
    of investments                 11,108        0.35      10,288        0.32
  Commercial mortgage and
    mortgage-backed securities
    prepayment gains                1,121        0.04       1,172        0.04
  Realized gains related
    amortization of DPAC           (2,761)      (0.09)     (3,171)      (0.10)
Litigation settlement accrual     (13,322)      (0.42)         --          --
                                 _____________________________________________
                                   (3,854)      (0.12)      8,289        0.26
                                 _____________________________________________
Net income                        $90,067       $2.81     $93,672       $2.94
                                 =============================================

Average shares outstanding totaled 32,056,971 in the third quarter and 32,040,666 in the first nine months of 1997 up from 31,935,891 and 31,880,469 in the same periods of 1996.


FINANCIAL CONDITION
___________________

INVESTMENTS

The financial statement carrying value of the company's total investment portfolio increased 10.6% in the first nine months of 1997. The amortized cost basis of the company's total investment portfolio grew 9.4% during the same period. All of the company's investments, other than mortgage loans and real estate, are carried at fair value in the company's financial statements. As such, growth in the carrying value of the company's investment portfolio included changes in unrealized appreciation and depreciation of fixed maturity and equity securities as well as growth in the cost basis of these securities. Growth in the cost basis of the company's investment portfolio resulted from the investment of premiums from the sale of the company's fixed annuity and insurance products. The company manages the growth of its insurance operations in order to maintain adequate capital ratios.













INVESTMENT PORTFOLIO SUMMARY: To support the company's fixed annuities and life insurance products, cash flow was invested primarily in fixed maturity securities. At September 30, 1997, the company's investment portfolio was comprised of the following:

                                                                        Yield at
                                                       Estimated         Amort-
                                   Amortized   % of         Fair   % of    ized
                                        Cost  Total        Value  Total    Cost
                                 _______________________________________________
                                             (Dollars in thousands)
Investment cash and short-term
 investments                        $136,400    1.3%    $136,400    1.3%    5.7%
Governments and agency mortgage-
 backed securities                   338,351    3.3      355,107    3.3     8.1
Conventional mortgage-backed
 securities                        2,515,045   24.6    2,545,282   23.8     7.8
Investment grade corporate
 securities                        4,434,800   43.3    4,681,975   43.9     8.0
Below-investment grade corporate
 securities                          821,271    8.0      844,125    7.9     9.1
Mortgage loans                     1,946,989   19.0    2,038,127   19.1     8.2
                                 _______________________________________________
  Total cash and fixed income
    investments                   10,192,856   99.5   10,601,016   99.3     8.0
Equity securities                     43,004    0.4       62,058    0.6    11.0
Real estate                           12,929    0.1       12,929    0.1     2.3
                                 _______________________________________________
  Total investments              $10,248,789  100.0% $10,676,003  100.0%    8.1%
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




FIXED MATURITY SECURITIES: At September 30, 1997, the ratings assigned by Standard & Poor's Corporation to the individual securities in the company's fixed maturities portfolio are summarized as follows:

                                  Amortized     % of     Estimated     % of
                                       Cost    Total    Fair Value    Total
                                ____________________________________________
                                              (Dollars in thousands)
 U.S. governments, agencies
  & AAA Corporates               $2,775,881     34.2%   $2,822,744     33.5%
  AA+ to AA-                        362,925      4.5       380,964      4.5
  A+ to A-                        2,324,984     28.7     2,456,792     29.2
  BBB+ to BBB-                    1,671,401     20.6     1,763,513     20.9
  BB+ to BB-                        650,160      8.0       671,426      8.0
  B+ to B-                          158,865      2.0       161,361      1.9
Issues not rated by S&P
 (by NAIC rating):
  Rated 1 (AAA to A-)                89,426      1.1        93,047      1.1
  Rated 2 (BBB+ to BBB-)             26,355      0.3        27,825      0.3
  Rated 3 (BB+ to BB-)               40,198      0.5        41,020      0.5
  Rated 5 (CCC+ to C)                 8,665      0.1         7,415      0.1
  Redeemable preferred stock            607       --           382       --
                                ____________________________________________
Total fixed maturities           $8,109,467    100.0%   $8,426,489    100.0%
                                ============================================

All of the company's fixed maturity securities are designated as available for sale although the company is not precluded from designating fixed maturity securities as held for investment or trading at some future date. Investments classified as available for sale securities are reported at fair value and unrealized gains and losses on these securities are included directly in stockholders' equity, after adjustment for related changes in deferred policy acquisition costs, present value of in force acquired, policy reserves and deferred income taxes. Securities the company has the positive intent and ability to hold to maturity are designated as "held for investment". Held for investment securities are reported at cost adjusted for amortization of premiums and discounts. Changes in the fair value of these securities, except for declines that are other than temporary, are not reflected in the company's financial statements. Sales of securities designated as held for investment are severely restricted by Statement of Financial Accounting Standards ("SFAS") No. 115. Securities bought and held principally for the purpose of selling them in the near term are designated as trading securities. Unrealized gains and losses on trading securities are included in current earnings. Transfers of securities between categories are restricted and are recorded at fair value at the time of the transfer. Securities determined to have a decline in value that is other than temporary are written down to estimated fair value which becomes the security's new cost basis by a charge to realized losses in the company's Statement of Income. Premiums and discounts are amortized/accrued utilizing the scientific interest method which results in a constant yield over the security's expected life. Amortization/accrual of premiums and discounts on mortgage-backed securities incorporates a prepayment assumption to estimate the securities' expected lives.

On September 30, 1997, fixed income securities with an amortized cost of $8,109,467,000 and an estimated fair value of $8,426,489,000 were designated as available for sale. Unrealized holding gains on these securities, net of adjustments to deferred policy acquisition costs, present value of in force acquired and deferred income taxes, increased stockholders' equity by $136,253,000, or $4.25 per share at September 30, 1997, compared to an increase of $76,387,000, or $2.38 per share at December 31, 1996.

Net unrealized appreciation of fixed maturity investments of $317,022,000 was comprised of gross appreciation of $353,739,000 and gross depreciation of $36,717,000.

The percentage of the company's portfolio invested in below investment grade securities increased slightly during the first nine months of 1997. At September 30, 1997, the amortized cost value of the company's total investment in below investment grade securities consisted of investments in 100 issuers totaling $821,271,000, or 8.0% of the company's investment portfolio compared to 93 issuers totaling $733,182,000, or 7.8%, at December 31, 1996. The company intends to purchase additional below investment grade securities but it does not expect the percentage of its portfolio invested in below investment grade securities to exceed 10% of the investment portfolio. At September 30, 1997, the yield at amortized cost on the company's below investment grade portfolio was 9.1% compared to 8.0% for the company's investment grade corporate bond portfolio. The company estimates the fair value of its below investment grade portfolio was $844,125,000, or 102.8% of amortized cost value, at September 30, 1997.

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

During the first nine months of 1997, fixed maturity securities designated as available for sale with a combined amortized cost value of $349,321,000 were called or repaid by their issuers generating net realized gains totaling $8,805,000. In total, net pre-tax gains from sales, calls, repayments, tenders and writedowns of fixed maturity investments amounted to $12,409,000 in the first nine months of 1997.

The company's fixed maturity investment portfolio had a combined yield at amortized cost of 8.0% at September 30, 1997 and 8.1% at December 31, 1996.

At September 30, 1997, no fixed maturity securities were deemed to have impairments in value that are other than temporary.

EQUITY SECURITIES: At September 30, 1997, the company owned equity securities with a combined cost of $43,004,000 and an estimated fair value of $62,058,000. Gross appreciation of equity securities totaled $19,422,000 and gross depreciation totaled $368,000. Equity securities are primarily comprised of the company's investment in shares of the mutual funds underlying the company's registered separate accounts and an investment in a real estate investment trust. The company's investment in the real estate investment trust had an estimated fair value of $56,527,000 and a cost basis of $37,146,000 at September 30, 1997. The estimated fair value of the company's investment is based upon conversion value. Conversion value is derived from the quoted market value of the publicly traded security into which the company's investment can be converted and the issuer's cash flow from operations. As such, changes in operating cash flows or the quoted market price of the issuer may result in significant volatility in the estimated fair value of the company's investment.

MORTGAGE LOANS: Mortgage loans make up approximately 19.0% of the company's investment portfolio. The company resumed active mortgage lending in 1994 to broaden its investment alternatives and has continued to increase the lending activity. Mortgages outstanding increased to $1,946,989,000 from $1,720,114,000 at December 31, 1996. The company's mortgage loan portfolio, excluding farm loans, includes 633 loans with an average size of $3,076,000, and average seasoning of 3.5 years if weighted by the number of loans, and
1.5 years if weighted by mortgage loan carrying values. The company's mortgage loans are typically secured by occupied buildings in major metropolitan locations and not speculative developments, and are diversified by type of property and geographic location. At September 30, 1997, the yield on the company's mortgage loan portfolio was 8.2%.

Distribution of these loans by type of collateral is as follows:

                                                         % of
                                # of      Carrying   Mortgage
                               Loans         Value  Portfolio
                               _______________________________
Collateral Breakdown                 (Dollars in thousands)
______________________________
  Multi-family residential       101      $349,249       17.9%
  Industrial                     229       561,046       28.8
  Office buildings               146       493,796       25.4
  Retail                         148       509,175       26.2
  Farm                             3            65        0.0
  Other                            9        33,658        1.7
                               _______________________________
Total                            636    $1,946,989      100.0%
                               ===============================





Distribution of these loans by geographic location is as follows:

                                                         % of
                                # of      Carrying   Mortgage
                               Loans         Value  Portfolio
                               _______________________________
Geographic Breakdown                 (Dollars in thousands)
______________________________
  New England                     10       $40,273        2.1%
  Middle Atlantic                 87       308,524       15.9
  South Atlantic                 102       351,498       18.1
  East North Central             123       407,704       20.9
  West North Central              79       241,352       12.4
  East South Central              22        78,643        4.0
  West South Central              33        85,382        4.4
  Mountain                        44       125,740        6.4
  Pacific                        136       307,873       15.8
                               _______________________________
Total                            636    $1,946,989      100.0%
                               ===============================

At September 30, 1997, one mortgage loan with a carrying value of $33,000 was delinquent by 90 days or more. During the first quarter of 1997, the value of a mortgage loan with a book value of $4,021,000 was determined to be impaired other than temporary. At that time, a valuation allowance was established to reduce the carrying value of this mortgage loan to its estimated fair value, resulting in a charge to investment income of $245,000. The company foreclosed on the property in June, 1997 and based upon an appraisal, recorded a permanent write-down on the real estate investment of $430,000 resulting in a charge to realized losses. During the second quarter of 1997, the company foreclosed on a mortgage loan with a book value of $3,892,000. At this time the company does not believe any permanent impairment exists on this property. The company does not expect to incur material losses from its mortgage loan portfolio because of the historically low default rate in the company's mortgage loan portfolio and because the company has been able to recover 100.8% of the principal amount of problem mortgages resolved in the last three years.

REAL ESTATE: At September 30, 1997, the company owned real estate totaling $12,929,000, including properties acquired through foreclosure valued at $9,679,000.

In total, the company has experienced a relatively small number of problems with its total investment portfolio, with none of the company's investment in default at September 30, 1997. The company estimates its total investment portfolio, excluding policy loans, had a fair value equal to 104.2% of amortized cost value for accounting purposes at September 30, 1997.

FINANCIAL INSTRUMENTS - RISK MANAGEMENT

HEDGING PROGRAM: During the second quarter of 1996, the company implemented a hedging program under which certain derivative financial instruments, interest rate caps ("caps") and cash settled put swaptions ("swaptions"), were purchased to reduce the negative effects of potential increases in withdrawal activity related to the company's annuity liabilities which may result from extreme increases in interest rates. The company purchased caps and swaptions, all during the second quarter of 1996, with notional amounts totaling approximately $600,000,000 and $1,300,000,000, respectively, all of which were outstanding at September 30, 1997. The company paid approximately $21,100,000 in premiums for these caps and swaptions. The cost of this program has been incorporated into the company's product pricing. The caps and swaptions do not require any additional payments by the company.

In January 1997, the company introduced an equity-indexed annuity product which provides a guaranteed base rate of return with a higher potential return linked to the performance of a broad based equity index. At the same time, the company implemented a hedging program to purchase Standard & Poor's ("S&P") 500 (Reg.U.S.Pat.@Tm.Off.) Index Call Options ("call options", or collectively with the interest rate caps and cash settled put swaptions, "instruments"). Call options are purchased to hedge potential increases in policyholder account balances for equity-indexed annuity policies resulting from increases in the index to which the product is linked. During the first nine months of 1997, the company paid approximately $12,364,000 in premiums for call options which mature beginning in 2002 through 2004. The cost of this program has been incorporated into the company's pricing of its equity-indexed annuity product. The call options do not require any additional payments by the company.

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

















The following table summarizes the contractual maturities of notional amounts for the caps and swaptions at September 30, 1997:

                    1998       1999       2000      2001       2002       Total
________________________________________________________________________________
                                      (Dollars in thousands)
Interest rate
  caps                                          $400,000   $200,000    $600,000
Cash settled
  put swaptions $100,000   $400,000   $400,000   350,000     50,000   1,300,000
               _________________________________________________________________
Total notional
  amount        $100,000   $400,000   $400,000  $750,000   $250,000  $1,900,000
               =================================================================

Any unrealized gain or loss on the caps and swaptions is off-balance sheet and therefore, is not reflected in the financial statements. The effect of changes in intrinsic value (which may vary from estimated market value) of the call options and future policy benefits will be reflected in the financial statements in the period of change. The following table summarizes the amortized cost, gross unrealized gains and losses and estimated fair value on these instruments as of September 30, 1997:

                                                Gross       Gross   Estimated
                                Amortized  Unrealized  Unrealized        Fair
September 30, 1997                   Cost       Gains      Losses       Value
______________________________________________________________________________
                                          (Dollars in thousands)
Interest rate caps                 $4,346                  $3,367        $979
Cash settled put swaptions         10,005                   6,345       3,660
S&P 500 call options               10,583      $2,284          66      12,801
                                ______________________________________________
Total                             $24,934      $2,284      $9,778     $17,440
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

The company determines counterparty credit quality by reference to ratings from independent rating agencies. As of September 30, 1997, the ratings assigned by Standard & Poor's Corporation by instrument with respect to the net replacement value (market value) of the company's instruments was as follows:


September 30, 1997                       Net Replacement Value
______________________________________________________________________________
                                Interest Cash Settled
                                    Rate          Put      S&P 500
                                    Caps    Swaptions Call Options      Total
                             _________________________________________________
                                          (Dollars in thousands)
Counterparties credit quality:
  AAA                               $629       $1,844                  $2,473
  AA+ to AA-                         350        1,114      $10,023     11,487
  A+ to A-                            --          702        2,778      3,480
                             _________________________________________________
Total                               $979       $3,660      $12,801    $17,440
                             =================================================

OTHER ASSETS

Accrued investment income increased $11,023,000 primarily due to an increase in the amortized cost of new fixed income investments and in the overall size of the portfolio. Deferred policy acquisition costs increased $29,386,000 over year-end 1996 levels. Excluding the adjustment to reflect the impact of SFAS No. 115, deferred policy acquisition costs increased $82,195,000 as the deferral of current period costs, primarily commissions incurred to generate insurance and annuity sales, totaled $155,848,000. Amortization of costs deferred totaled $73,653,000.

Present value of in force acquired (PVIF) was established as a result of the recent acquisition of variable annuity and life insurance business in force on Golden American. At September 30, 1997, PVIF was $78,156,000 and amortization (excluding the impact of SFAS No. 115) totaled $4,465,000 for the first nine months of 1997.

At September 30, 1997, the company had $2,533,253,000 of separate account assets compared to $1,657,879,000 at December 31, 1996. The increase in separate account assets is due to the growth in the company's variable annuity products. At September 30, 1997, the company had total assets of $14,571,572,000 an increase of 15.9% over total assets at December 31, 1996.

LIABILITIES

In conjunction with the volume of annuity and insurance sales, and the resulting increase in business in force, the company's liability for policy liabilities and accruals increased $789,750,000, or 8.4%, during the first nine months of 1997.

Reserves for the company's annuity contracts, including separate account reserves for variable contracts, increased $1,590,454,000, or 16.4%, to $11,268,863,000 at September 30, 1997. Life insurance reserves, including separate account reserves for variable life policies, increased $46,942,000, or 3.7%, during the first nine months of 1997 to $1,306,614,000.

The company incorporates a number of features in its annuity products designed to reduce early withdrawal or surrender of the policies and to partially compensate the company for its costs if policies are withdrawn early. Current surrender charge periods on fixed annuity policies typically range from five years to the term of the policy. During the first nine months of 1997, 86% of such policies issued by Equitable Life and USG had a surrender charge period of seven years or more. The initial surrender charge on Equitable Life and USG fixed annuity policies ranges from 5% to 20% of the premium and decreases over the surrender charge period.

The following table summarizes the company's non-par deferred fixed annuity liabilities and sales for the nine months ended September 30, 1997 by surrender charge range category. Notwithstanding policy features, the withdrawal rates of policyholder funds may be affected by changes in interest rates.

                             Deferred             Deferred
                                Fixed                Fixed
                              Annuity    % of      Annuity    % of
Surrender Charge %              Sales   Total  Liabilities   Total
___________________________________________________________________
                                     (Dollars in thousands)
No surrender charge                               $749,219     9.7%
1 to 4 percent                                     965,510    12.5
5 to 6 percent               $109,729    11.4%   1,635,294    21.3
7 to 9 percent                777,593    81.2    3,059,908    39.8
10 percent and greater         70,517     7.4    1,285,911    16.7
                          _________________________________________
                             $957,839   100.0%  $7,695,842   100.0%
                          =========================================

Deferred income taxes increased $38,600,000 to $84,281,000 at September 30, 1997, from December 31, 1996 of which $29,689,000 of the increase relates to the change in unrealized appreciation of fixed maturity securities designated as available for sale. Total consolidated debt increased $36,200,000 during the first nine months of 1997 as the company issued additional commercial paper. Commercial paper, issued to offset short-term timing differences in investment related cash receipts and disbursements (investment smoothing) and to provide for short-term operating needs, amounted to $140,800,000 at September 30, 1997. At September 30, 1997, $16,960,000 of the commercial paper was issued for investment smoothing purposes. Other liabilities increased $91,006,000 from year-end 1996 levels primarily due to the establishment of the litigation settlement accrual (see further discussion in the Accounting and Legal Developments - Litigation section below), increases in draft accounts payable, securities payable, outstanding checks, remittances unapplied and mortgage trust funds, partially offset by decreases in transfer and suspense accounts, guaranty fund assessment reserve and other payables.

Separate account liabilities increased $875,374,000 to $2,533,253,000 from December 31, 1996, due to the growth in the company's variable annuity products. At September 30, 1997, the company had total liabilities of $13,379,676,000 compared to $11,548,880,000 at December 31, 1996, a 15.9%
increase.

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

EQUITY

At September 30, 1997, stockholders' equity was $1,016,896,000, or $31.74 per share, compared to $895,799,000 or $28.00 per common share at year end 1996. Unrealized appreciation of available for sale fixed maturity securities increased stockholders' equity by $136,253,000, or $4.25 per share, after adjustments to deferred acquisition costs and deferred income taxes, at September 30, 1997 compared to an increase of $76,387,000 or $2.38 per share at December 31, 1996. The ratio of consolidated debt to total capital was 16.8% (15.4% excluding SFAS No. 115) at September 30, 1997, compared to 16.7% (17.8% excluding SFAS No. 115) at year-end 1996. At September 30, 1997, there were 32,067,735 common shares outstanding compared to 31,988,410 shares at December 31, 1996.

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

The company's home office operations are currently housed in a leased 200,000 square foot office building in downtown Des Moines, Iowa which houses all of the company's Des Moines based home office operations, a leased location in Wilmington, Delaware and a leased location in New York, New York. The company began moving in July 1997 to the new Des Moines location and the majority of Des Moines operations were moved during the third quarter. The company anticipates an additional $3,000,000 to $4,000,000 for fixed assets will be spent during 1997 for the new location. In addition, the company intends to increase its commitment to improve product development, customer service and operating efficiencies by spending approximately $9,000,000 to $11,000,000 over the next three years on capital needs, primarily for information technology, as compared to the approximately $5,400,000 spent in 1996. No other material capital expenditures are planned.

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

The company issues short-term debt, including commercial paper notes, for working capital needs, investment smoothing and to provide short-term liquidity. At September 30, 1997, the company had $140,800,000 in commercial paper notes outstanding, an increase of $36,200,000 from December 31, 1996. The company's commercial paper is rated A1 by Standard and Poor's, D1 by Duff & Phelps Credit Rating Co., and P2 by Moody's. As a result of the merger, the company is retiring its outstanding commercial paper with funding from an ING affiliate.

To enhance short term liquidity and back up its outstanding commercial paper notes, the company maintains a line of credit agreement with several banks.
On May 10, 1996, the company amended its agreement to increase the line of credit to $300,000,000. The line of credit was amended on October 22, 1997, and will expire on December 1, 1997. The terms of the agreement require the company to maintain certain adjusted consolidated tangible net worth levels. "Adjusted consolidated tangible net worth" is defined as consolidated stockholders' equity, adjusted to exclude the effects of SFAS No. 115, less intangible assets. The most restrictive covenant requires the company maintain adjusted consolidated tangible net worth equal to or in excess of the sum of (1) $490,000,000, plus (2) 50% of consolidated net income from January 1, 1995 to the end of the most recent quarter, plus (3) net proceeds from the issuance of capital stock from January 1, 1995 to the end of the most recent quarter. At September 30, 1997, $361,754,000 of retained earnings were free of restrictions and could be distributed to the company's public stockholders.

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

In order to respond to capital needs, the company will utilize retained earnings or receive financing from a subsidiary of ING.

On July 23, 1996, Equitable of Iowa Companies Capital Trust (the "Trust"), a consolidated, wholly-owned subsidiary of Equitable, issued $125,000,000 of its 8.70% Trust Originated Preferred Securities (the "Preferred Securities"). Concurrent with the issuance of the Trust's Preferred Securities, Equitable issued to the Trust $128,866,000 in principal amount of its 8.70% Subordinated Deferrable Interest Debentures (the "Debt Securities") due July 30, 2026. The sole assets of the Trust are and will remain the Debt Securities and any accrued interest thereon. The interest and other payment dates on the Debt Securities correspond to the distribution and other payment dates on the Preferred Securities. The Debt Securities mature on July 30, 2026, with an option to extend the maturity an additional 19 years, and are redeemable by Equitable, in whole or in part, beginning July 30, 2001. The Preferred Securities will mature or be called simultaneously with the Debt Securities. The Preferred Securities have a liquidation value of $25 per Preferred Security plus accrued and unpaid distributions. As of September 30, 1997, 5,000,000 shares of Preferred Securities were outstanding.

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

On April 3, 1997, Equitable of Iowa Companies Capital Trust II (the "Trust II"), a consolidated, wholly-owned subsidiary of Equitable, issued $50,000,000 of its 8.424% Capital Securities (the "Capital Securities"). Concurrent with the issuance of the Trust II's Capital Securities, Equitable issued to the Trust II $50,000,000 in principal amount, of its 8.424% Subordinated Deferrable Interest Debentures (the "Debentures") due April 1, 2027. The sole assets of the Trust II are and will remain the Debentures and any accrued interest theron. The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Capital Securities. The Debentures mature on April 1, 2027, and are redeemable by Equitable, in whole, at the occurrence of a special event. The Capital Securities will mature or be called simultaneously with the Debentures. The Capital Securities have a liquidation value of $1,000 per security plus accrued and unpaid distributions. As of September 30, 1997, 50,000 shares of Capital Securities were outstanding.

Equitable has obligations under the Debentures, the Capital Securities Agreement, the Declaration of Trust, as amended, and the Indenture, as amended by the First Supplemental Indenture. These obligations, when considered together, constitute a full and unconditional guarantee by Equitable of the Trust II's obligations under the Capital Securities.

The company utilized the net proceeds of approximately $49,237,000 from the issuance of Capital Securities for general corporate purposes including, but not limited to, investments in its subsidiaries.

TRANSACTION: On October 23, 1997, Equitable of Iowa Companies ("Equitable") shareholders approved the Agreement and Plan of Merger ("Merger Agreement") dated as of July 7, 1997, between Equitable, PFHI Holdings, Inc. ("PFHI"), and ING Groep N.V. ("ING"). On October 24, 1997, PFHI, a Delaware corporation, acquired all of the outstanding capital stock of Equitable pursuant to the Merger Agreement. PFHI is a wholly-owned subsidiary of ING, a global financial services holding company based in The Netherlands. Equitable, an Iowa corporation, in turn, owns all the outstanding capital stock of Equitable Life Insurance Company of Iowa and Golden American Life Insurance Company and their wholly-owned subsidiaries. Equitable also owns all the outstanding capital stock of Locust Street Securities, Inc., Equitable Investment Services, Inc., Directed Services, Inc., Equitable of Iowa Companies Capital Trust, Equitable of Iowa Companies Capital Trust II and Equitable of Iowa Securities Network, Inc. In exchange for the outstanding capital stock of Equitable, ING will pay total consideration of approximately $2,200,000,000 in cash and stock plus the assumption of approximately $400,000,000 in debt according to the Merger Agreement. As a result of the merger, Equitable of Iowa Companies was merged into PFHI which was simultaneously renamed Equitable of Iowa Companies, Inc.

ACCOUNTING TREATMENT: The merger will be accounted for as a purchase resulting in a new basis of accounting, reflecting estimated fair values for assets and liabilities for Equitable and its subsidiaries as of the date of the merger. The excess of the total acquisition cost over the fair value of the net assets acquired will be recorded as goodwill.

The company intends to continue growing its insurance operations. Future growth in the company's insurance operations may require additional capital. Sources of additional capital include the retention of earnings and as a result of the recent merger, other capital resources from affiliates will be available.

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

In 1995, the NAIC adopted Guideline XXXIII, which, based upon liabilities at December 31, 1996, requires the company to increase annuity reserves in its statutory financial statements by approximately $23,000,000. The company has received approval from the Iowa and Oklahoma insurance departments for a three year phase in. The 1996 statutory financial statements included an increase in fixed annuity reserves of approximately $7,200,000 pursuant to the requirements of the guideline. The quarterly statutory financial statements include an increase in annuity reserves of approximately
$2,202,000 pursuant to the requirements of the guideline for the nine months ended September 30, 1997. The guideline has no effect on financial statements prepared in accordance with GAAP.

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

ACCOUNTING AND LEGAL DEVELOPMENTS
_________________________________

EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time the company will be required to disclose both basic earnings per share and fully diluted earnings per share on the face of the income statement or in the notes to the financial statements. The impact of the fully-diluted earnings per share would dilute primary earnings per share by approximately $0.02 and $0.01 per share for the third quarters of 1997 and 1996, respectively, and $0.06 and $0.05 per share for the first nine months of 1997 and 1996, respectively.

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

On January 28, 1997, the Securities and Exchange Commission ("SEC") adopted new disclosure rules for derivative financial instruments. The new rules require expanded disclosure of accounting policies for derivatives in footnotes to financial statements, as well as disclosure of quantitative and qualitative information concerning market risk of derivatives and other financial instruments to be presented outside the financial statements. Quantitative disclosures regarding market risk sensitive instruments may be presented as: 1) a tabular presentation of fair value information and contract terms, 2) a sensitivity analysis presenting potential losses in future earnings, fair values or cash flows from hypothetical changes in market rates and prices, or 3) a value at risk presentation of the potential loss in future earnings, fair values or cash flows from market movements over a stated period of time and related probability of such loss. The company will be required to provide the new disclosures for the first time in its financial statements and Form 10K for the period ended December 31, 1998, although the SEC has indicated it expects the expanded accounting policy disclosures in current filings. The company has provided disclosures in its footnotes and Management's Discussion and Analysis which comply with the accounting policy disclosure requirements in addition to much of the required quantitative disclosures. The company is analyzing the rules for additional requirements and will provide required disclosures no later than in its December 31, 1998 financial statements.

GUARANTY FUND ASSESSMENTS: On December 5, 1996, the American Institute of CPAs ("AICPA") issued an exposure draft of its Proposed Statement of Position on "Accounting for Guaranty-Fund Assessments". This proposed standard provides: (1) guidance for determining when an insurance enterprise should recognize a liability for guaranty fund and other assessments; (2) guidance on how to measure the liability and allows discounting the liability, if the amount and timing of the cash payments are fixed and reliably determinable;
(3) criteria for when an asset may be recognized for a portion or all of the assessment liability or paid assessment that can be recovered through premium tax offsets or policy surcharges; and (4) requirements for disclosure of certain information. The company's liability established for guaranty fund assessments and related premiums tax offset at September 30, 1997 is undiscounted and adequately reserves for guaranty fund assessments based upon the Proposal as currently written.

COMPREHENSIVE INCOME: In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".
Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Comprehensive income will be reported in either one or two statements of financial performance and an enterprise will be required to report an amount representing total comprehensive income. In addition to items currently reported in net income, comprehensive income would include in other comprehensive income such items as changes in fair value of fixed maturity securities designated as available for sale, changes in fair value of derivatives designated as cash flow or foreign currency hedges and unrecognized assets or liabilities of pension plans pursuant to SFAS No. 87. This new standard will not change the company's reported net income but will increase the prominence of changes in the items listed above. This proposal is expected to cause increased volatility in stockholders' equity primarily due to fluctuations in the fair value of derivatives not currently reflected in equity. The new standard is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for prior periods provided for comparable purposes is required.

SEGMENT DISCLOSURES: In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting about operating segments and products and services, geographic areas and major customers in a company's public financial statements. Segments are to be defined consistent with the basis management uses internally to assess performance and allocate resources. Segment disclosures include segment profit or loss, certain revenue and expense items and segment assets. This statement will be effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

LITIGATION: USG is a defendant in a class action complaint filed in the state circuit court of Kentucky in September 1997. The suit claims unspecified damages and injunctive relief as a result of alleged improper actions related to the interest rate adjustment provisions of USG's fixed annuity contracts. The company believes the allegations are without merit. The case has been removed to Federal Court in the Northern District of Kentucky. The original plaintiff putative class representative has been joined by an additional named plaintiff who claims also to be a class representative. The suit is in the early procedural stage. The company intends to defend the suit vigorously, including vigorously contesting its class action status. ING advised the company this litigation would not effect the terms or closing of the merger between Equitable and a subsidiary of ING. The amount of any liability which may arise as a result of this suit, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

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





























                       PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

      USG is a defendant in a class action complaint filed in the state circuit court of Kentucky in September 1997. The suit claims unspecified damages and injunctive relief as a result of alleged improper actions related to the interest rate adjustment provisions of USG's fixed annuity contracts. The company believes the allegations are without merit. The case has been removed to Federal Court in the Northern District of Kentucky. The original plaintiff putative class representative has been joined by an additional named plaintiff who claims also to be a class representative. The suit is in the early procedural stage. The company intends to defend the suit vigorously, including vigorously contesting its class action status. ING advised the company this litigation would not effect the terms or closing of the merger between Equitable and a subsidiary of ING. The amount of any liability which may arise as a result of this suit, if any, cannot be reasonably estimated and no provision for loss has been made in the accompanying financial statements.

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

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

              (i) The company's report on Form 8-K filed July 10, 1997, containing the Press Release regarding the company's agreement to merge with ING Groep N.V.

             (ii) The company's report on Form 8-K filed July 11, 1997, containing the company's Agreement and Plan of Merger with ING Groep N.V.

            (iii) The company's report on Form 8-K filed September 16, 1997, containing the company's Press Release regarding the class action complaint filed against USG, a subsidiary of Equitable.

             (iv) The company's report on Form 8-K filed September 25, 1997, containing the company's Press Release regarding the declaration by the company's board of directors of a regular quarterly dividend.































                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  November 13, 1997                EQUITABLE OF IOWA COMPANIES, INC.
                                        A Delaware corporation as successor to
                                        Equitable of Iowa Companies, an Iowa
                                        corporation.





                                        By /s/  Paul E. Larson
                                           _________________________________
                                        Executive Vice President and CFO
                                        (Principal Financial Officer)



                                        By /s/  David A. Terwilliger
                                           _________________________________
                                        Vice President, Treasurer and
                                        Controller
                                        (Principal Accounting Officer)






























                                   INDEX

                            Exhibits to Form 10-Q
                     Nine Months ended September 30, 1997
                         EQUITABLE OF IOWA COMPANIES

2    PLAN OF ACQUISITION
     (a) Stock Purchase Agreement dated as of May 3, 1996, between Equitable and Whitewood Properties Corp. (incorporated by reference from Exhibit 2 in Form 8-K filed August 28, 1996)

     (b) Agreement and Plan of Merger dated as of July 7, 1997, among ING Groep N.V., PFHI Holdings, Inc. and Equitable (incorporated by reference from Exhibit 2 in Form 8-K filed July 11, 1997)

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

     (b)(i) Rights Agreement filed as Exhibit 1 to Form 8-K dated April 30, 1992, is incorporated by reference

       (ii) First amendment to Rights Agreement changing Rights Agent filed as Exhibit 4(b)(ii) to Form 10-Q for the period ended September 30, 1992, is incorporated by reference

      (iii) Second amendment to Rights Agreement dated April 29, 1993, adjusting Purchase Price filed as Exhibit 2.2 to Form 8-A/A dated May 13, 1993, is incorporated by reference

       (iv) Third Amendment to Rights Agreement dated June 16, 1997, changing Rights Agent filed as Exhibit 1 to Form 8-K dated June 16, 1997, is incorporated by reference

        (v) Fourth Amendment to Rights Agreement dated September 18, 1997, amending rights agreement to restrict applicability to pending merger transaction, filed as Exhibit 2(g)(v) to Form 8-A/A dated September 19, 1997

     (c)(i) Indenture dated as of January 17, 1995 by and between Equitable of Iowa Companies and The First National Bank of Chicago, as Trustee, relating to the company's $100,000,000 of 8.5% Notes due 2005 (incorporated by reference from Exhibit 4.1 to the company's Registration Statement on Form S-3 Registration No. 33-57343 filed January 18, 1995)

       (ii) Form of Global 8.5% Note dated February 22, 1995 due February 15, 2005 in the principal amount of $100,000,000 (incorporated by reference from Exhibit 4.3 to the company's Report on Form 8-K filed February 15, 1995)


                                   INDEX

                            Exhibits to Form 10-Q
                     Nine Months ended September 30, 1997
                         EQUITABLE OF IOWA COMPANIES

      (iii) Form of First Supplemental Indenture dated July 18, 1996, including therein the Form of Subordinated Deferrable Interest Debenture, relating to the company's $128,866,000 of 8.70% Subordinated Deferrable Interest Debentures (incorporated by reference from Exhibit 4.7.1 to the company's Report on Form 8-K filed July 3, 1996)

       (iv) Form of Second Supplemental Indenture dated October 24, 1997, relating to the assumption of the company's Indenture Securities by PFHI Holdings, Inc.

        (v) Form of Indenture dated March 31, 1997, including therein the Form of Subordinated Deferrable Interest Debenture, relating to the company's $51,550,000 of 8.424% Subordinated Deferrable Interest Debentures (incorporated by reference from Exhibit 4.1 to the company's Report on Form 8-K filed April 4, 1997)

       (vi) Form of First Supplemental Indenture dated October 24, 1997, relating to the assumption of the company's Debentures by PFHI Holdings, Inc.

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





                                   INDEX

                            Exhibits to Form 10-Q
                     Nine Months ended September 30, 1997
                         EQUITABLE OF IOWA COMPANIES

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

11   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                   INDEX

                            Exhibits to Form 10-Q
                     Nine Months ended September 30, 1997
                         EQUITABLE OF IOWA COMPANIES

21   SUBSIDIARIES LIST

23   CONSENT OF EXPERTS AND COUNSEL

     (a) Consent of independent auditors (not required)
     (b) Consent of counsel (not required)

27   FINANCIAL DATA SCHEDULE (ELECTRONIC FILING ONLY)

99   ADDITIONAL EXHIBITS

     Independence Policy filed as an Exhibit to Form 8-K dated November 11, 1991, is incorporated by reference